Form 10-Q
period 1995-09-30
BOATRACS INC /CA/
filed 1995-11-13
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 0-11038

BOATRACS, INC.
(Exact name of small business issuer as specified in its charter)

	California                                    33-0644381
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

6440 Lusk Blvd., Suite D201, San Diego, CA 92121
(Address of Principal Executive Offices)

(619) 587-1981
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No  __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes  X    No  __

		APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,577,710 shares of common stock as of November 1, 1995.

Transitional Small Business Disclosure Format (check one):  Yes  __    No  X



PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.

Statements of Operations (Unaudited)

				Three Months Ended      Nine Months Ended
				   September 30            September 30
				l995          1994      l995         1994

REVENUES:
Communications systems          $410,242    $240,365   $1,129,164   $614,899
Messaging                        379,913     189,068      939,667    476,886

      TOTAL REVENUES             790,155     429,433    2,068,831  1,091,785

OPERATING EXPENSES:
Communications systems           297,866     158,837      764,956    463,106
Messaging                        228,049     123,405      577,496    324,907
Selling, general and
  administrative                 373,466     192,212    1,089,608    468,845

     TOTAL OPERATING EXPENSES    899,381     474,454    2,432,060  1,256,858

(LOSS) FROM OPERATIONS          (109,226)    (45,021)    (363,229)  (165,073)

OTHER
Interest expense                   2,048      10,499       16,069     23,427
Interest income                    7,845           0       14,938          0

NET (LOSS)                     ($103,429)   ($55,520)   ($364,360) ($188,500)


NET (LOSS) PER SHARE              ($0.01)     ($0.01)      ($0.03)    ($0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING            11,386,699   9,500,000    10,838,994  9,500,000

See Notes to
  Financial Statements



BOATRACS, INC.
BALANCE SHEETS (Unaudited)

ASSETS                                  September 30            December 31
					   1995                    1994
CURRENT ASSETS:
  Cash                                    $441,679                $531,753
  Short Term Investments                 1,803,098                       0
  Investment in common stock                 1,898                   1,898
  Accounts receivable (net of
    allowance for uncollectible
    accounts of $18,297 and $6,376)        396,560                 192,392
  Inventories                               40,615                  11,531
  Prepaid expenses and other assets         17,219                   8,394

     TOTAL CURRENT ASSETS                2,701,069                 745,968

NOTE RECEIVABLE                             54,000                   9,000
PROPERTY at cost (net of
  accumulated depreciation of
  $54,692 and $37,165)                      59,175                  30,184

ORGANIZATIONAL COSTS (net of
  accumulated amortization of
  $73,322 and $64,766)                           0                   8,556
DEPOSIT IN ESCROW                                0                  50,000

TOTAL                                   $2,814,244                $843,708

LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and
  accrued expenses                        $921,650                $354,860
Current portion of capital
  lease obligation                           1,349                   1,783

     TOTAL CURRENT LIABILITIES             922,999                 356,643

LONG TERM LIABILITIES
  Capital lease obligation                       0                     730
  Deferred compensation                    369,230                 369,230
  Long-term debt                                 0                 368,421

     TOTAL LONG TERM LIABILITIES           369,230                 738,381
	  TOTAL LIABILITIES              1,292,229               1,095,024

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    authorized 1,000,000 shares,
    no shares issued and outstanding
  Common stock, no par value,
    authorized 100,000,000 shares;
    issued and outstanding
    12,577,710 and 9,500,000             4,158,575               1,379,412
  Accumulated deficit                   (1,995,088)             (1,630,728)
  Note receivable for Common
    Stock issued                          (641,472)                      0

     TOTAL SHAREHOLDERS'
       EQUITY (DEFICIT)                  1,522,015                (251,316)

TOTAL                                   $2,814,244                $843,708

See Notes to Financial Statements



BOATRACS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

					Nine months ended September 30
					      1995            1994

Operating activities:
Net (loss)                                 ($364,360)      ($188,500)
  Adjustment to reconcile net (loss)
  to net cash used in operating
  activities:
    Depreciation and amortization             26,083          17,877
    Accrued interest on long-term debt        15,837          20,928
    Bad debt expense                          16,671               0
  Changes in assets & liabilities:
    Short Term Investments                (1,803,098)              0
    Accounts receivable                     (220,840)        (27,389)
    Inventories                              (29,084)          3,316
    Prepaid expenses & other assets           (8,825)        (68,587)
    Accounts payable and accrued expenses    566,791          13,299
    Deferred compensation                          0          69,230
Net cash (used) by operating activities   (1,800,825)       (159,826)

Investing activities:
  Purchases of Capital Equipment             (46,518)        (12,228)

Financing activities:
  Proceeds from issuance of
    common stock                           1,876,542          50,000
  Proceeds from issuance of
    long-term debt                                 0         236,417
  Reduction of note receivable
    re stock issuance                         95,528               0
  Issuance of note receivable                (45,000)              0
  Pay-off of Note Payable and
    accrued interest                        (168,637)              0
  Payments on lease obligation                (1,164)         (1,007)
Net cash provided by financing
  activities                               1,757,269         285,410

Net increase (decrease) in cash              (90,074)        113,356

Cash at beginning of period                  531,753          50,362

Cash at end of period                       $441,679        $163,718

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Common Stock for note receivable
  issued                                    $737,000              $0
Conversion of Promissory Note
  and interest to Equity                     215,621               0
Conversion of Deposit to Equity              (50,000)              0
	TOTAL                               $902,621              $0

See Notes to Financial Statements



BOATRACS, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and year to date ended September 30, 1995 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1995.

NOTE 2 - NET (LOSS) PER SHARE

Net (Loss) per share is computed based on the weighted average number of common shares outstanding during each period including common stock equivalents. All shares of common stock issued within twelve months of the merger were considered to be outstanding for all periods presented through December 31, 1994. Net (loss) per share is unchanged on a fully diluted basis for all periods presented.

NOTE 3 - NOTE RECEIVABLE

During October 1994, the Company entered into an agreement with a Canadian company whereby it agreed to advance up to $20,000. The agreement was amended during the second and third quarters of 1995, increasing the advance available to $54,000. Advances bear interest at 9% per annum and are due December 31, 1995. Advances under the agreement totaled $54,000 at September 30, 1995.

In May, 1995 the Company signed a Memorandum of Understanding with the Canadian company to form a new Company in Canada in which the Company will have a minority interest. The new Company will be incorporated in Canada and will be granted exclusive rights for the marketing, distribution and sale of the BOATRACS System in the Canadian provinces of Ontario, Quebec, New Brunswick, Prince Edward Island, Nova Scotia, Newfoundland and Labrador. The Canadian company, which had served as the exclusive distributor for BOATRACS in Eastern Canada, will provide message monitoring for BOATRACS in Eastern Canada. The note has been classified as long term as a majority of the note will be converted to equity when the final agreement is concluded.

NOTE 4 - LONG-TERM DEBT

Notes Payable - During 1992 the Company issued two notes payable aggregating $260,000. Principal and interest, accrued at 7.5% per annum, totaled $297,328 at December 31, 1993. In October 1994, $158,221 of the outstanding principal and accrued interest were extinguished through the conversion into 267,884 shares of newly issued common stock of the Company. The notes were held by the Company's President and Chief Operating Officer.

The remaining outstanding balance of such notes was repaid in the third quarter totaling $168,636 including $10,415 of accrued interest. The notes bore interest at 7.5% per annum.

NOTE 5 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or 10%, of BOATRACS, Inc. common stock increasing the shares outstanding at that date to 11,122,651. The shares were issued for a total consideration of $737,000 which will be paid by providing discounts on future purchases of OmniTRACS equipment and message units from QUALCOMM. The transaction was recorded as a note receivable for shares issued which are reduced as discounts are earned. At September 30, 1995, a total of $95,528 discounts had been earned reducing the receivable balance to $641,472.

NOTE 6 - REGISTRATION STATEMENTS WITH THE SECURITIES AND EXCHANGE COMMISSION

On May 3, 1995, the Company filed a registration statement on Form S-1 with the Securities Exchange Commission which became effective on July 6, 1995, registering shares held by certain shareholders of old BOATRACS, Inc., the Company's sole supplier and shares which were converted into common stock from a Promissory Note by a director of the Company on June 15, 1995.
A total of 4,840,222 shares were registered. The Company did not receive any proceeds from the transaction.

On October 31,1995, the Company filed a second registration statement with the Securities Exchange Commission registering an additional 1,275,375 newly issued shares which were issued to new and existing shareholders in September 1995. Proceeds net of commissions in the amount of $1,904,312 were raised from the Private Placement Offering.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company has distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM Incorporated("QUALCOMM").
The OmniTRACS system provides confidential two-way communications between vessels at sea and base stations on land or with other vessels and is effective while a vessel is within the satellite's "footprint," which extends roughly 200 to 400 miles offshore of the continental United States.
The system also allows for hourly position tracking and monitoring and, using supplementary products, can provide engine performance and fuel consumption monitoring.

The Company was incorporated in California in 1982 under the name First National Corporation as a bank holding company. From 1982 to 1993, the Company provided, through its wholly-owned subsidiaries, business and individual banking services and certain corporate trust services.

On November 9, 1993, First National Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California.
On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc., (Old "BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM. The merger of Old BOATRACS with and into the Company
(the "merger") was implemented pursuant to a Plan and Agreement of Reorganization that was approved by the Bankruptcy Court. First National Corporation had no significant assets or operations at the effective date of the Merger. The Company intends to operate and continue the business of Old BOATRACS.



For the three months ended September 30, 1995 and 1994

Total revenues for the quarter ended September 30, 1995 were $790,155, an increase of $360,722 or 84% as compared to total revenues of $429,433 for the quarter ended September 30, 1994.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $410,242 or 51.9% of total revenues, an increase of $169,877 or 70.7% compared to $240,365 or 56.0% of total revenues in the third quarter of 1994. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in the third quarter of 1995 compared to the same period in 1994. Messaging revenues were $379,913 or 48.1% of total revenues, an increase of $190,845 or 100.9% compared to $189,068 or 44.0% of total revenues in the third quarter of 1994. The increase in revenues reflects an overall increase in messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased customer usage.

Communications systems expenses were $297,866 or 72.6% of communications systems revenues for the quarter ended September 30, 1995, an increase of $139,029 or 87.5%, compared to $158,837 which represented 66.1% of communications systems revenues in the corresponding quarter of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The increase in communications systems expenses as a percentage of communications systems revenues is primarily due to sales mix, and more discounts and commissions given on volume sales. Messaging expenses were $228,049 or 60.0% of messaging revenues for the quarter ended September 30, 1995, an increase of $104,644 or 84.8%, compared to $123,405 which represented 65.3% of messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in messaging costs as a percentage of messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $373,466 or 47.3% of total revenues for the quarter ended September 30, 1995, an increase of $181,254 or 94.3%, compared to $192,212 or 44.8% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to additional expenses incurred, including legal and accounting expenses connected with the preparation of Securities and Exchange Commission filings and a Private Placement Agreement concluded in September 1995, the hiring of additional administrative and sales personnel and general increases in operating expenses associated with the Company's growth. In addition, the Company has been actively pursuing commencing operations in Europe and has incurred costs as a result of these efforts. The Company also has been developing software to facilitate customer operations. The costs are written off as incurred.

Interest expense for the quarter ended September 30, 1995 was $2,048 or
 .3% of total revenues, a decrease of $8,451 compared to $10,499 which was 2.4% of total revenues in the prior corresponding quarter. The dollar decrease reflects the effects of a decrease in average outstanding debt balances over the corresponding quarter in the prior year.

Other income of $7,845 in the quarter ended September 30, 1995, represents interest earned on cash investments.


For the nine months ended September 30, 1995 and 1994

Total revenues for the nine months ended September 30, 1995, were $2,068,831, an increase of $977,046 or 89.5% as compared to total revenues of $1,091,785 for the nine months ended September 30, 1994.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $1,129,164 or 54.6% of total revenues, an increase of $514,265 or 83.6% compared to $614,899 or 56.3% of total revenues for the nine months ended September 30, 1994. The increase in communications systems revenues primarily reflects overall increased sales for the nine months ended September 30, 1995, although communications systems revenues in the first quarter of 1995 were less than the first quarter in the prior year. Messaging revenues were $939,667 or 45.4% of total revenues, an increase of $462,781 or 97% compared to $476,886 or 43.7% of total revenues for the nine months ended September 30, 1994. The increase in messaging revenues reflects a continuing increase in messaging services provided by the Company to its customers as a result of growth in the number of BOATRACS systems installed on vessels and increased customer usage.

Communications systems expenses were $764,956 or 67.8% of communications systems revenues for the nine months ended September 30, 1995, an increase of $301,850 or 65.2% compared to $463,106 which represented 75.3% of communications systems revenues in the corresponding nine months of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The decrease in communications systems expenses as a percentage of communications systems revenues is primarily due to sales mix, discounts and commissions given on volume sales.
Messaging expenses were $577,496 or 61.5% of messaging revenues for the nine months ended September 30, 1995, an increase of $252,589 or 77.7% compared to $324,907 which represented 68.1% of messaging revenues in the corresponding nine months of the prior year. The dollar increase reflects increased messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in messaging costs as a percentage of messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $1,089,608 or 52.7% of total revenues for the for the nine months ended September 30, 1995, an increase of $620,763 or 132.4% compared to $468,845 or 42.9% of total revenues in the corresponding nine months of the prior year. The increased dollar amount is primarily attributable to expenses incurred on travel in connection with potential expansion into foreign and local markets, additional expenses, including legal and accounting expenses connected with the Merger and preparation of Securities and Exchange Commissions filings, the hiring of additional finance, administrative and sales personnel and general increases in operating expenses associated with the Company's growth. In addition, the Company has been actively pursuing commencing operations in Europe and has incurred costs as a result of these efforts. The Company also has been developing software to facilitate customer operations.
The costs are written off as incurred.

Interest expense for the nine months ended September 30, 1995, was $16,069 or .8% of total revenues, a decrease of $7,358 compared to $23,427 in the nine months of the prior year. The increase relates to lower outstanding debt balances.

Other income of $14,938 relates to bank interest earned on cash investments.

Liquidity and Capital Resources

The Company's cash balance at September 30, 1995 was $441,679, a decrease of $90,074 over the December 31, 1994 cash balance of $531,753.
At September 30, 1995, working capital was $1,778,070, an increase of $1,388,745 from the working capital of $389,325 at December 31, 1994. Cash of $1,800,825 was used through operating activities, cash of $46,518 was used through investing activities and cash of $1,757,269 was provided through financing activities in the first nine months of 1995.

Accounts receivable increased $216,090 at September 30, 1995 compared to December 31, 1994, due to the increased sales in the third quarter not yet paid for. Inventory increased $29,084 at September 30, 1995, compared to year end primarily due to increased units and components on hand being used as evaluation units. Prepaid expenses were $8,825 higher primarily due to prepaid insurance and other miscellaneous prepaids. Notes receivable increased $45,000 at September 30, 1995 compared to year end due to monies loaned in connection with a Promissory Note (see note 3). Accounts payable and other accrued expenses increased $566,790 at September 30, 1995, compared to year end primarily due to payables due to the supplier of Boatracs communications and messaging systems. Notes payable and accrued interest decreased $168,636 at September 30, compared to year end due to the loans being paid off and by $215,621 due to a Promissory Note being converted into common stock. Reduction of note receivable for common stock issued in the amount of $95,528 relates to discounts received on purchases of equipment and messaging from the supplier as provided in accordance with the terms of the Note. (See note E.)

The Company anticipates making capital expenditures in excess of $50,000 during 1995. To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of additional funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all.
If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.


PART II. OTHER INFORMATION

Item 1  Legal Proceedings
		Inapplicable
Item 2. Changes in Securities
		Inapplicable
Item 3. Defaults Upon Senior Securities
		Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders
		Inapplicable
Item 5. Other Information
		Inapplicable
Item 6. Exhibits and Reports on Form 8-K
		Item
		(a)(1) Exhibit 11 - Computation re Net Income (Loss) per share (filed herewith).



STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
(in thousands, except earnings per share data)

Primary and Fully Diluted
Earnings (Loss) per Share:

				   Three Months              Nine Months
				ended September 30        ended September 30
				1995          1994        1995          1994

Net loss                        ($103)       ($56)        ($364)      ($189)

Weighted average common
  shares outstanding:

  Weighted average
    common shares              11,387       7,976        10,839       7,976

  Common shares issued
    during the year
    ended December,
    1994 (1)                        0       1,524             0       1,524

TOTAL                          11,387       9,500        10,839       9,500

Earnings (Loss) per share      ($0.01)     ($0.0l)       ($0.03)     ($0.02)



(1) Represents shares of common stock issued within 12 months of the merger. Such shares are considered to be outstanding for all periods presented in the same manner as a stock split.



				SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						BOATRACS, Inc.
						Registrant


November 13, 1995                       Michael Silverman
_______________                         _____________________________
Date                                    Michael Silverman
					Chief Executive Officer


November 13, 1995                       Annette Friskopp
_______________                         _____________________________
Date                                    Annette Friskopp
					Chief Operating Officer


November 13, 1995                       Dale Fisher
_______________                         _____________________________
Date                                    Dale Fisher
					Chief Financial Officer