Form 10QSB/A
period 1995-09-30
BOATRACS INC /CA/
filed 1996-01-03
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

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


						BOATRACS, Inc.
						Registrant


January 3, 1996                         Michael Silverman
_______________                         _____________________________
Date                                    Michael Silverman
					Chief Executive Officer


January 3, 1996                         Annette Friskopp
_______________                         _____________________________
Date                                    Annette Friskopp
					Chief Operating Officer


January 3, 1996                         Dale Fisher
_______________                         _____________________________
Date                                    Dale Fisher
					Chief Financial Officer