Form 10KSB/A
period 1995-12-31
BOATRACS INC /CA/
filed 1996-04-22
CIK 700941

UNITED STATES SECURITIES AND EXCHANGE
              COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB
     [x]    ANNUAL REPORT PURSUANT TO SECTION  13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1995
                              OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from
____________________________________ to
_________________________________

     Commission file number 0-11038


BOATRACS, INC.
        (Name of small business issuer in its charter)

                    California
33-0644381
     (State or other jurisdiction of
(I.R.S. Employer
     incorporation or organization)
Identification No.)

     6440 Lusk Blvd. Suite D201, San Diego, CA
92121
           (Address of principal executive offices)
(Zip Code)

     Registrant's telephone number, including area code:
                           (619) 587-1981

       Securities registered pursuant to Section 12(b) of the
                             Act:
                             NONE

       Securities registered pursuant to Section 12(g) of the
                             Act:
                         COMMON STOCK
                       (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    X  Yes        No
      Check  if there is no disclosure of delinquent filers
in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of
registrant's knowledge,   in  definitive  proxy  or
information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

      State issuer's revenues for its most recent fiscal  year.
$2,667,000
     The aggregate market value of the voting stock held by non affiliates of the Registrant as of February 29, 1996, was $4,407,406.*

                (ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and
reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan
confirmed by a court.  X  Yes   No

    The number of shares outstanding of Registrant's common stock was 12,577,710 shares as of March 1, 1996.

              DOCUMENTS INCORPORATED BY REFERENCE

                             NONE

     Transitional Small Business Disclosure Format (Check
one):      Yes      No X


________________
*Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 29, 1996. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

BOATRACS,  Inc.'s ("The Company") objectives include
providing the most effective data communications system for all vessels including boats, ships and barges (marine
application).   To achieve  this  objective,  the  Company
currently offers the OmniTRACS satellite-based communications and tracking system (the "OmniTRACS System")
developed, manufactured and  licensed by     QUALCOMM,
INCORPORATED  ("QUALCOMM").   The  Company  has
distribution rights for the OmniTRACS System in the United States for marine application under a License and Distribution Agreement dated June 13, 1990, as amended from time to time, with QUALCOMM. The Company's 24-hour messaging center provides personal message relaying services to individual vessels and backup services to fleets of vessels.

The Company derives revenue primarily from two sources:

a. Sales of QUALCOMM equipment and software and additional, complimentary and/or modified equipment created or procured for maritime application; and

b. Message and monitoring revenues.

BOATRACS' primary source of customers is the commercial
marine industry,    which   includes   commercial   fishermen,
fuel transporters and the workboat industry of the inland waterways. The industry has demanding service
requirements  including mobility,   positioning,   durability,
confidentiality                                  and
integrity  of  communications signals  for  the  management
of information.  Such information includes vessel logs,
supplies, wage    information,   and   fuel   and   engine
monitoring. Confidentiality  of data transmission is an  added
concern  of commercial  maritime  fleet operators.   For
example, scallop fishermen need to be able to communicate to shore about their catches and from boat to boat without informing competitors. Towboat dispatchers need to keep communications about customers confidential. Two-way radio and cellular phone service provide mobility but lack complete privacy.

The  need  for  improved position reporting and
communications abilities for commercial vehicles, such as trucking fleets, was addressed by QUALCOMM in 1988 with the development of its OmniTRACS System. The OmniTRACS System provides confidential two-way data messaging, position reporting and confirmation services. Through the adaptation and enhancement of QUALCOMM's already successful OmniTRACS system for marine application, BOATRACS believes that it
has  developed   cost-effective, reliable   and  user-friendly
solutions  for   many   of the communications,  vessel  tracking
and near "real time" data transfer needs of commercial vessel operators.


Background

The Company was incorporated in California in 1982 under the name First National Corporation as a bank holding company. From 1982 to 1993, the Company provided, through its whollyowned subsidiaries, business and individual banking services and certain corporate trust services.


On  November  9,  1993,  First  National  Corporation  filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the "Bankruptcy Court"). First National Corporation sold its principal asset consisting of 2,125,000 shares of common stock in First National Bank pursuant to an order of the Bankruptcy Court
authorizing  and approving  such  sale.   On December 23,
1994,  the  Bankruptcy Court entered its order confirming
First National Corporation's Second   Amended   Plan  of
Reorganization   (the   "Plan   of Reorganization"), which
became effective January 3, 1995.


On  January  12,  1995,  the Company (formerly  First
National Corporation) merged with BOATRACS, Inc. ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellitebased communications and tracking
system  manufactured   by QUALCOMM  (the "Merger").  The
merger of Old BOATRACS with and into the Company was implemented pursuant to the Plan and Agreement of
Reorganization by Merger of BOATRACS,  Inc.  with and   into
First  National  Corporation  under  the  name   of "BOATRACS,
Inc." (the "Agreement"). The Agreement was approved by the Bankruptcy Court as part of the Plan of Reorganization. First National Corporation had no significant assets at the effective date of the Merger.

Pursuant to the Merger, the Company, which was the surviving corporation, changed its corporate name to "BOATRACS, Inc."; the outstanding shares of Old BOATRACS were converted into the right to receive slightly less than 95% of the shares of common stock to be issued by the surviving corporation; and each of the outstanding shares of First National Corporation was converted into the right to receive 1/7 share of the common stock of the surviving corporation, with an aggregate of slightly more than 5% of the shares of common stock issued by the surviving corporation to be issued to the shareholders of First National Corporation prior to the Merger. As a result of the Merger, the 63,018 issued and outstanding shares of Old BOATRACS were converted into the right to receive
9,500,000 shares of the Company's common stock, and the 3,570,899 issued and outstanding shares of the common stock of First National Corporation were converted into the right to receive approximately 510,000 shares of the Company's common stock. The Company intends to operate and continue the business of Old BOATRACS.

The OmniTRACS and BOATRACS Systems

The  OmniTRACS System, as adapted and enhanced by  the
Company for   marine  application  (the  "BOATRACS  System"),
provides confidential two-way data communications between  a vessel  or vessels at sea and a base station on land through
the use of  a mobile   communications  terminal  ("MCT")  and
a   satellite communications  system.  The BOATRACS System
also  allows  for hourly   position   reporting   and
monitoring   and,   using supplementary products, can provide
engine performance and fuel consumption monitoring.  At
December 31, 1995, the Company  had installed  approximately
600 systems on  marine  vessels. The BOATRACS  System  is
effective while a vessel  is  within the satellite's  "footprint,"
which extends  approximately 200  to 400 miles offshore most areas of the continental United States. The BOATRACS System is an interactive communications network linking a vessel to shore and from shore-based  personnel  to vessels  and  from  boat  to boat.
Messaging  and  positioning information are beamed from the
vessel, via Ku-bank  satellite, to the QUALCOMM Network
Management Center ("NMC") in San Diego, California,  to base stations at the customers' offices  or  to the  BOATRACS  24
Hour Messaging Center also in San Diego. Messages that go to BOATRACS can be relayed by an operator via phone or fax.
The BOATRACS System is capable of sending or receiving digital (text) messages or files to or from a vessel.

The  QUALCOMM Automatic Satellite Position Reporting
("QASPR") system is featured in all BOATRACS mobile units.
The NMC uses the QASPR system to calculate a vessel's position, accurate to 1000 feet. This position is made available to shore-based users.

The  QUALCOMM  NMC is the communications hub  of  the
BOATRACS System.   All  communications  are  transmitted  via
satellite through  a 7.6 meter dish located on the QUALCOMM
premises.   A backup NMC facility and dish are maintained by
QUALCOMM in Las Vegas, Nevada. Connections to the QUALCOMM NMC are supported through existing lease-line and dial-up services.

Satellite  service  is  provided  by  GTE  aboard  an
existing satellite   under   a   "protected  lease"   which
guarantees transponders will be available to QUALCOMM through one of GTE's available satellites.

The  BOATRACS 24 Hour Messaging Center is located in San
Diego and provides message relaying and stand-by backup services for fleets and individual vessels using the system.
Computers communicate to the QUALCOMM NMC by modem to monitor customer accounts on the system. BOATRACS operators personally relay satellite messages between vessels and their families or business associates on shore and from shore-based personnel to vessels. Other custom services are also available. BOATRACS charges its customers for the transmission of each message and, additionally, for the transmission of each character within a message. There also is a monthly connection fee for the MCT to be online and for hourly position reports. The charges are subject to certain volume discounts.

On the Vessel

The MCT consists of three basic components: the Communications Unit, the Keyboard/Display Unit and the
Outdoor Unit. The Communications Unit is about the size of a briefcase with a rugged exterior casing. The Keyboard Display
Unit has an imbedded display and is usually kept in the pilot house or wherever other communication and navigation devices are kept on the vessel. Messages are both created and received on a fourline liquid crystal display screen. The Outdoor
Unit is the antenna which is mounted externally, generally on top of the wheelhouse. The design of the unit allows for both ease of installation and efficient use of what is usually limited space. Software menus and simple wording on the Keyboard/Display
Unit facilitate easy use of the system to send and receive messages.  Although many of BOATRACS'
customers use only the basic MCT, BOATRACS offers optional products that interface with the basic unit. Customers also have he option of using a personal computer and BOATRACS' BOATCOMM User Interface Software instead of he standard Keyboard/Display Unit.

Boatracs Messaging Center

BOATRACS operates a 24-hour Messaging Service from its San Diego, California-based offices where messages are forwarded to vessels and land-based connections. After initial set-up costs have been incurred, the messaging facility is virtually a fixed cost operation with the potential to handle hundreds of additional units at a small incremental cost.

BOATRACS' Messaging Center is linked via a dedicated telephone line for data transfers via modem directly to QUALCOMM's Network Management Facility in San Diego, where message transmissions to and from the vessels are formatted and processed.

Network Management Facilities

One  component of the Network Management Facility is  an
earth station  for  communication with the MCTs via
satellite. All individual   messages  originating  from  either  the
Network Management   Facility   or   the  vessels   are
automatically acknowledged  electronically  upon  receipt  and
checked  for accuracy  of  transmission  by the  system.   If  not
received correctly, the messages are automatically  retransmitted.  Since all messages  and  position reports are
transmitted in data format, they can be stored for later retrieval and viewing.

In the Office

Generally,  a  customer  with less than  four  units  uses
the Company's   24-hour  Messaging  Service  only.   Typically,
a   customer  who  has  more  than four BOATRACS  units  elects to establish an in-house base station. The base station provides the customer with an in-house communications link and vesseltracking capability. The base station is comprised of a computer and BOATRACS or third party communications software containing a mapping function whereby
a customer can follow the progress of its fleet   on  a  detailed
computer map.

Communications are conducted via modem directly between the customer's base station and the Network Management
Facility maintained by QUALCOMM for satellite transmission to the customer's vessels.

Customers  in the commercial marine industry have informed
the Company that the BOATRACS System provides much needed services and has been very effective in saving time and
money.   Based upon  conversations with customers, the Company
believes  that its    customers   typically   experience
increased    worker productivity,  asset  utilization  and
dispatching efficiency while saving communications costs. Many customers enter into a three- to five-year contract, establishing a fixed rate to be paid for messaging services used by the customer during the contract term.

Agreements with QUALCOMM

The Company has distribution rights for the OmniTRACS System in the  United  States for marine application under a License and Distribution  Agreement dated June 13, 1990,  as  amended from time to time (the "Distribution Agreement") with
QUALCOMM.  The Distribution Agreement has an initial term of five  years  with three  options  to  extend for five years
each  (provided  that BOATRACS  is  in  full  compliance  with
the  terms   of the Distribution  Agreement) for a total of  twenty  years
through 2010.   The  first option to extend has been exercised
by  the Company.   The Distribution Agreement calls for the
negotiation in good faith of a new agreement upon the expiration of the last option.

Under the Distribution Agreement, the Company has the
exclusive rights   to   distribute  the  OmniTRACS  System
for   marine application and to provide messaging services to
end  users of such   products  for  marine  application,  in  the
following geographic areas (the "Territory"):  within the
coastal  waters of the United States (as defined in the
Distribution Agreement) of  the Atlantic and Pacific Oceans,
excluding (i) the Gulf of Mexico,  (ii) all gulf state waterways bordering  the  Gulf of Mexico,  (iii)  all inland waterways and (iv) all
international territories.   The Company  has  non-exclusive   rights
to  distribute  such products and provide such message services in  the following areas (the "Non-Exclusive Territory"):  (a)
those coastal waters (as defined) constituting the Gulf of
Mexico and (b)  the  inland  waterways of the United  States.
After  the Company sells 700 MCTs, the Territory, in which the
Company has exclusive distribution rights, will be expanded by
the addition of   the  Non-Exclusive  Territory.   The
Company  anticipates reaching 700 MCTs during 1996.

Under the Distribution Agreement, BOATRACS is required to
sell a  certain  minimum  number of MCTs in order  to
maintain  the exclusivity   of  its  distribution  rights,
commencing with 480   MCTs  in  the  aggregate  by  December  31,  1996.
This requirement  has  been  met  by the Company.   Thereafter,
the minimum purchase requirements for each calendar year are to be agreed  upon  between  the Company and QUALCOMM  subject  to a minimum  of 300 MCTs for the calendar year ending December
31,1997 and increasing by 10% each year thereafter.
QUALCOMM, a public company with fiscal 1995 revenues in
excess of  $386  million and current capitalization in  excess of  $1 billion, is  a  leader  in  digital  wireless  communications
technologies.   QUALCOMM manufactures and  services  the
MCTs. QUALCOMM  also  directly  sells MCTs, along  with
office-based software  and  computers to monitor and
communicate  with  the MCTs,  to the transportation industry.
QUALCOMM  provides  the OmniTRACS  service for its own
customers as well  as  BOATRACS' customers,  by  leasing the
Ku-band satellite transponders  and maintaining the Network
Management Facility which processes all communications
between the satellites and customers'  and  the Company's
base stations.   QUALCOMM also maintains  a  back-up Network
Management Facility in Las Vegas, Nevada in case of any malfunction to the system in San Diego, California.

QUALCOMM is responsible for the manufacture and warranty repair of all of the OmniTRACS units supplied by them.
Warranties for a specified period are passed on to the Company's customers. Extended warranties may be purchased at an additional cost.


If BOATRACS desires to sell its business, QUALCOMM has a right of first refusal under the Distribution Agreement to purchase the business of BOATRACS on the terms of the sale to the proposed transferee.

QUALCOMM's obligation to provide messaging services pursuant to the Distribution Agreement is contingent upon, among other things, the receipt of a permanent license from the FCC to operate the OmniTRACS System for marine application. See "-Regulation." If such license is not obtained, the Distribution Agreement will automatically terminate and the Company would be unable to continue its operations.

If QUALCOMM becomes unable to provide messaging services either directly or through a third party, or elects not to remain in the business of providing such services, QUALCOMM may terminate the Distribution Agreement with no further
liability by giving BOATRACS  six  months  prior notice.   If
QUALCOMM elects to terminate the Distribution Agreement, QUALCOMM shall take reasonable and necessary steps to enable BOATRACS to continue to provide messaging services to
its end users.  BOATRACS  may terminate    the    Distribution
Agreement   under    certain circumstances if new technology
for a system comparable to the BOATRACS System is developed by certain entities other than QUALCOMM.

The Company recently entered into a license agreement with QUALCOMM (the "License Agreement") pursuant to which QUALCOMM will pay the Company a per copy royalty for the right to use, sublicense and distribute certain interface software developed and owned by the Company as an
enhancement  to  QUALCOMM's OmniTRACS  System.   The License
Agreement term commenced in March 1995 and will terminate upon the termination of the Distribution Agreement between the Company and QUALCOMM.

Agreement with Intrex

In September 1995, the Company signed a three-year
distribution agreement with Intrex Data Communications Corporation whereby the Company became the exclusive distributor of the Intrex Fuel System  products,  which
provide a fuel and engine monitoring system to the marine market. This system allows the crew onboard to monitor engine performance  and fuel consumption  of
the  vessel while underway, which can be used to conserve
fuel. When  this  system  is  interfaced to the  BOATRACS
MCT,  this information can be transmitted to base stations on
land.   This product  will  require  the Company to  undertake
a marketing program to sell the system and expenditures to train personnel and develop software to support the system.
If the price of fuel to the marine market is reduced, the system will be less desirable because of the reduced need
for  fuel  consumption management.   The  territory  covers
North  America,   Central America,  South America and Europe.
There is a minimum  number of  units  to  be  sold  yearly to maintain  exclusivity.
In
addition,  BOATRACS will be the non-exclusive  distributor
for Dolphin products,  the  associated  Intrex   software.    The
agreement  automatically renews for an  additional  five
years unless  a  party  is  notified to the  contrary.   The
Company believes there exists a market for this product.

Memo of Understanding with ALCATEL QUALCOMM

In   February   1996,  the  Company  signed  a  Memorandum
of Understanding (the "MOU") with ALCATEL QUALCOMM, a French company, which is a joint venture company between the ALCATEL Group and QUALCOMM. The MOU contemplates BOATRACS operating in Europe under a similar basis that it operates in the United States by providing maritime satellite-based communications and tracking of vessels.

Regulation

Domestic Operations

QUALCOMM  filed  an  application with the FCC  for  a
standard experimental  license with a two-year term, which
was granted effective August 18, 1995. In addition, QUALCOMM is pursuing a Petition for Rulemaking which it filed with the FCC in 1992 that would amend the Table of Frequency Allocations to permit non-experimental use of the
frequencies  utilized  by   the OmniTRACS  System in the
United States coastal  waters.   There can  be  no  assurance
that the Table of Frequency  Allocations will  be  amended
and  that QUALCOMM's  current  license  will continue  to  be
renewed.   In the  event  of  non-renewal  or revocation  of
QUALCOMM's license by the FCC, the License and Distribution Agreement between QUALCOMM and the Company may be terminated and the Company may be unable to continue its United States operations.

International Operations

BOATRACS intends to expand into international markets.  See "-
Market   Expansion."   In  countries  which  QUALCOMM  has
an affiliated OmniTRACS service provider, the Company believes that such affiliate or BOATRACS will attempt to secure the necessary regulatory approvals for maritime applications from the local governmental authorities for the affiliate or the Company.
In countries in which no QUALCOMM affiliate is operating, the Company will apply to the local governmental authority for applicable approvals. No assurance can be given that the Company will be able to obtain the required approvals. During the fourth quarter 1995 a messaging office was opened in The Netherlands, contemplating the expansion into this market.

Additional Products

BOATRACS   continues  to  develop  new  software  products
to complement the BOATRACS product line. This software is sold to BOATRACS' customers under BOATRACS' proprietary names.

The Company is seeking strategic alliances with companies that have a proven product or service in the marine
market.   In addition, BOATRACS strives to stay abreast of new
products and services that can complement its existing product and service offerings and seeks to build additional  strategic  relationships with  companies  that
are developing  new  interfaces and marine  related  products
that require   communications  between  a  vessel  and  the
shore. BOATRACS  continues  to  explore  ways  to
economically   take advantage of these relationships by
acquiring either sales  and distribution  rights to, or direct
ownership of,  the  products developed.   The Company believes
that these efforts have the potential to result in significant growth in installed units and message volume in the future.

The  Company  has  agreed to enter into a reseller
arrangement with  Orbital Communications Corporation
("ORBCOMM"), which  is developing a Low-Earth Orbit system
("LEO"), pursuant to  which the  Company  will  distribute
ORBCOMM's LEO  services  to  the worldwide  marine  market  if
and  when  such  services  become commercially   available.
The  LEO  system,  if   it   proves successful,  will
complement BOATRACS' present services. The reseller agreement is currently being negotiated.

Market Expansion

The  Company  believes that there is a sizable  market  in
the United  States and abroad for its products and has
developed  a strategy   to   expand  into  selected  markets
by   providing  innovative   solutions  to  customer  needs.    Following
are  descriptions  of  certain areas of potential  market
expansion being explored by the Company.  There can be no
assurances that any   of  the  Company's  market  expansion
efforts  will   be successful.

Proposed United States Fishing Regulations

As a result of the critical level of various fishing
resources, the  National Marine Fisheries Service ("NMFS"), a
division  of the  United  States  Department of Commerce,  is
managing  the population of specific marine species through
recently  imposed (but  suspended) regulations of the domestic scallop and ground fishing fleets.  These regulations impose restrictions  on  the number  of  days and locations that
certain vessels  can  fish. Compliance with these regulations requires a certified tracking device  to  monitor on a 24-hour basis the position of  vessels licensed to catch a regulated species.  The BOATRACS System has been preliminarily approved by NMFS in this capacity, but would be  subject  to  a
certification process  that  has  not  been announced.  These regulations were due to become effective  for the  scallop
industry on September 1, 1994, and  although  the implementation  of the regulations has been delayed, BOATRACS believes that eventually the regulations will become effective. The  Company believes that the
sales potential in the  domestic scallop   and  ground  fishing
industries  are difficult   to forecast.   It is anticipated that as fish
stocks dwindle,  the number of licensed fishing vessels also declines.

Additionally, the currently contemplated implementation of satellite transponders onboard fishing vessels may be overruled by emergency measures, alternative management schemes, or acts of Congress which could close certain fisheries in total or in part. BOATRACS has installed more than 100 units on fishing vessels that could fall within the proposed regulations calling for certified tracking devices.
The Company believes that implementation of such regulations would expand the market for the Company's products and services.
International Distribution of the BOATRACS System Numerous Ku-band satellites currently provide coverage in regions outside the United States, including Japan, Europe, Canada, Mexico and regions of the former Soviet Union. Additionally, QUALCOMM uses a C-Band satellite to provide coverage in Brazil. As a result, the Company believes that a significant opportunity exists for utilization of the BOATRACS System outside of the United States. Because the
Company's business is currently dependent upon services provided by QUALCOMM through its OmniTRACS operations, the Company's primary strategy is to expand its services to selected areas of the world where the OmniTRACS service has been established. The Company's operations in such areas would be conducted pursuant to agreements to be negotiated between the Company and QUALCOMM's local OmniTRACS service providers.
In countries in which no OmniTRACS service provider is operating, the Company may seek to enter into agreements with providers of other communications services, if available.

Canada.   In  May  1995,  the Company signed  a  Memorandum
of Understanding with OceanTrac Systems Limited of Canada to form a new company in Canada in which the Company will have a minority interest. The new company will be granted exclusive rights for the marketing, distribution and sale of the BOATRACS System in the Canadian provinces of Ontario, Quebec, New Brunswick, Prince Edward Island, Nova Scotia,
Newfoundland  and Labrador.   OceanTrac serves as the
exclusive distributor and provides messaging services for BOATRACS in Eastern Canada.

Europe.    QUALCOMM's   press  releases  indicate   that
over 10,000 MCTs are currently in operation throughout Europe.
The  Company  has  currently  established  a  base  station  in
The Netherlands  to offer the BOATRACS System in the  European and Mediterranean markets.  Except for anticipated
modifications to incorporate   European  maps,  minimal
product changes or enhancements are necessary to enter the European market. The Company's success in Europe is dependent upon identifying or developing software solutions and providing them to the market in a timely manner. EUTELSAT and QUALCOMM's United
Kingdom service provider, ALCATEL EUTELTRACS U.K., installed test equipment on five British vessels on an evaluation basis. EUTELSAT has requested, and BOATRACS has agreed to offer, the BOATRACS 24-hour Messaging Services to these evaluation units to demonstrate the value-added message relaying and monitoring services that BOATRACS could provide to the fishing industry throughout Europe. BOATRACS has been invited by EUTELSAT and ALCATEL QUALCOMM (a joint venture between QUALCOMM and ALCATEL N.V. that is responsible for the European OmniTRACS operations) to contact other
European marine customers that are currently evaluating or who have purchased the OmniTRACS System to offer them trial messaging services. In February 1996, the Company signed a Memorandum of Understanding with ALCATEL QUALCOMM, contemplating BOATRACS operating in Europe under a similar basis that it operates in the United States.

BOATRACS  intends  to  focus on three  key  market  sectors
in Europe:  fishing, coastal and inland towing.  The Company plans to  establish sales activities in European countries
where  an agreement  can  be  reached with the  local
OmniTRACS  service provider  or  distributor of other
communications services  and where   a  marine  license  can
be  obtained  from  the  local government.   The  Company also
intends  to  provide  messaging services on demand and begin working with industry associations
to  better  utilize  today's technology.  Through  local
sales agents  and  a highly focused sales strategy aimed
directly  at the  largest  fleets, BOATRACS hopes to establish a  profitable market in the European marine industry.
Additional Overseas Expansion.  The Company has been  asked
by various  entities  to commence activities  in  Asia  and
South America.   Expansion  in these areas will depend  on
available capital resources, as these are large markets with specific needs. No decision has yet been made regarding such possible expansion.

Potential Acquisitions

Preliminary discussions that may lead to acquisitions of additional businesses related to the Company's existing business are in progress but the Company presently has no understandings, agreements or commitments with respect to any such potential acquisition. There is no assurance that the Company will be able to identify suitable candidates for acquisition or consummate advantageous acquisitions. Any such acquisition may be achieved through the payment of cash, the issuance of the Company's stock or notes, or a combination of cash, stock and notes. If the Company does make one or more acquisitions, such acquisitions may not be profitable or otherwise beneficial to the Company.

Sales and Distribution

Since  its  inception,  the Company has engaged
manufacturer's representatives  to  place the Company's
products  with  marine electronics dealers  who  sell  to the end user.
The representatives   provided   BOATRACS with a much-needed introduction
to  the  marine  market.   However, with few exceptions,  BOATRACS has
not had success from the dealer and manufacturers' representative system of distribution.

Except in the New England fishing market, most of the selling and distributing has been generated by the San Diego office. Although some dealers provide excellent local service, the Company has begun to assign salespeople to geographic areas where there is a concentration of potential customers.

In addition, the Company is continually seeking relationships with third-party distributors who can provide sales and service support for its products. The Company believes that such arrangements have the potential to result in sales in areas where it is not cost-effective to have a full-time BOATRACS salesperson.

Competition

The mobile communications industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. The Company competes in its market on the basis of product quality, reliability, price, customer support and product features. The Company believes that it is competitive with respect to each of these factors.

The   following  is  an  overview  of  certain  competing
and substitute products and services that BOATRACS faces:

Alternative  Satellite  Service Providers.   Several
competing entities provide satellite-based mobile voice and
data  systems in  marine  markets.   INMARSAT, an international
consortium, provides maritime voice, facsimile and data services nearly worldwide using capacity on a combination of owned and
leased satellites.   American  Mobile Satellite Corporation
currently offers data communications and vessel tracking using its  newly launched L-band satellite, and has announced that it expects to offer a voice-based system later in 1996.  ARGOS provides  oneway  (ship  to shore) communications and position reporting  in many  parts of the world.  When ARGOS operates on the  Japanese ADEOS2  satellite from the late 1990's, they
will offer two-way communication.   Mobile  Datacom
Corporation   offers   mobile terminals for the provision of
data communications and position location  services  in the
marine market  using  leased  L-band transponder  space.
INMARSAT is approved  to  provide  Global Marine   Distress
Safety System ("GMDSS") notices and communications. GMDSS requires shipping vessels of a certain size that operate certain distances from shore to have a GMDSS approved communications system by 1997. The Company is at a disadvantage without such approval. The
BOATRACS System cannot become GMDSS approved because the
BOATRACS system's coverage is not  global.   EUTELSAT,
BOATRACS AND  QUALCOMM  is  currently working on a request to the International Maritime Organization ("IMO")  to  consider approving a regional category that  would allow  vessels
operating in a specific regional area to utilize a   regional-
based   system  such  as  the   BOATRACS   System.
Alternatively, a request to be recognized as a distress monitoring and safety system to individual countries in which the Company operates could be made, but there are no assurances that countries would respond to such a request. If such approval is not obtained, the Company will be at a disadvantage when attempting to sell to certain shipping, workboat, and towing companies.

Radio.  Although  radios are required for  most  vessels,
many small   businesses  rely  exclusively  on  radios   for
their communication needs throughout the marine industry. Radio can be used to communicate with a marine operator, who can in turn place a long distance telephone call for the radio user. Typically, the cost of the marine operator together with the long distance telephone charges can be significant. Radio is not dependable in inclement weather, lacks confidentiality, and does not always provide a clear signal.

Cellular phone. Cellular phone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat, and towing operators. Although a cellular system provides a clear hook-up and a reliable service, it is expensive. Compared to cellular costs, the Company believes that an average, long-range operating customer could save enough to pay for its BOATRACS System within the first year to year and a half of use.
The cellular range is also limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited.

Cellular phones  are  usually  out of range ten miles  from  the coast; however,  Waterway  Communications Systems, Inc.
("Watercomm") provides cellular radio phone service for
vessels operating  on inland  waterways.  Both cellular and
Watercomm phones are  out of  range  when outside of their
home cells, in which case  the vessel's phone "roams," which often incurs an additional $2  to $3  per day in roaming
charges in addition to higher per minute charges  in  the
limited areas where roaming is available. In Europe,  GSM  cellular phone service offers extensive coverage and  plans  to  provide  coverage to
 nearly  all  of Europe's population.   GSM cellular phone service also
 provides  a  user the  convenience  of  using a single phone in  many different countries;however, there are significant roaming charges when roaming in a non-home country.

Proprietary Information

The Company relies on a combination of copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. According to reports filed with the Commission, QUALCOMM has been granted United States patents and has patent applications pending in the United States with respect to the OmniTRACS System. QUALCOMM has also reported that it actively pursues patent protection in other countries of interest, which protection may or may not cover OmniTRACS products.

Employees

At December 31, 1995, the Company had ten full-time and seven part-time employees.

RISK FACTORS

The Company wishes to caution readers that the following risk factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company.

The  foundation  of the Company's business is  the  License
and Distribution   Agreement  between  QUALCOMM  and   the
Company pursuant  to  which the Company has distribution rights  in the United States for marine application of the OmniTRACS
system  of satellite-based  communications  and tracking
systems manufactured by QUALCOMM.  QUALCOMM is the sole supplier of the equipment  sold  by  the Company and provides  certain
services that  are  essential to the Company's business.
Should QUALCOMM decide  to discontinue its satellite
communications business  or the  manufacture of such equipment, the Company would be unable to continue its operations. In addition, any manufacturing delay or difficulty in procuring components experienced by QUALCOMM resulting in a shortage of available
OmniTRACS  units could  have a material adverse impact on the
Company's  business and  financial  results.   Under the
License  and  Distribution Agreement,  QUALCOMM  retains  all ownership rights to the OmniTRACS software and all updates, upgrades, improvements or modifications thereto, whether made by QUALCOMM or the
Company. Additionally,   the   Company  is  dependent   upon
QUALCOMM's OmniTRACS  system  which currently operates  on
leased  Ku-band satellite  transponders.  The Company  has
been  informed  that QUALCOMM's  satellite transponder leases run  through  the  year 2003  and  that  QUALCOMM has contracts for  backup  transponder capacity  in  case  of  failure.
However,  there  can  be   no assurance  that  the satellite
transponders leased  by  QUALCOMM will  continue  to function or that future transponder  capacity will  be available on
acceptable terms when needed.  Any failure by  QUALCOMM to
maintain adequate satellite capacity would  have a   material
adverse effect on the Company's business and financial results.

All message transmissions to and from vessels equipped with the Company's products are formatted and processed in QUALCOMM's Network Management Facility and although QUALCOMM maintains a back-up facility, any interruption in this service would have a material adverse effect on the Company's business and financial results. Further, the messaging service provided by the Company involves data transfers via standard telephone lines and any system failure or natural disaster that resulted in an interruption of stable telephone service would have a material adverse effect on the Company's business and financial results.

QUALCOMM  filed  an  application with the  FCC  for  a
standard experimental  license with a two-year term,  which
was  granted effective August 18, 1995.  In addition, QUALCOMM is pursuing  a Petition  for  Rulemaking which it filed with the  FCC  in  1992 that  would amend the Table of Frequency
Allocations  to  permit non-experimental  use  of  the
frequencies utilized by the OmniTRACS System in the United States coastal waters. There can be no assurance that the Table of Frequency
Allocations will  be  amended  and  that  QUALCOMM's  current
license  will continue  to  be  renewed.   In  the  event  of
non-renewal or revocation of QUALCOMM's license by the FCC, the License and Distribution Agreement between QUALCOMM and the Company may be terminated and the Company may be unable to continue its United States operations.

According  to  reports filed with the Commission,  QUALCOMM
has been  granted  United States patents and has patent
applications pending  in  the  United States with respect  to its  OmniTRACS system, which  is distributed  by  the  Company  for
marine applications.   QUALCOMM  has also  reported  that  it
actively pursues patent protection in other countries of
interest,  which protection may or may not cover OmniTRACS
products.   There  can be  no  assurance that the pending
patent applications  will be granted,  that  QUALCOMM's patents or copyrights  will provide adequate  protection, or that competitors will
not independently develop or patent technologies  that   are substantially
equivalent  or superior to the OmniTRACS System.  From  time to time,  certain companies may assert exclusive patent,
copyright and  other  intellectual property rights to
technologies  which are important to the industry or to the
products distributed  by the  Company.   If  QUALCOMM  is  unable  to
license protected technology  used  in its products, or if the
OmniTRACS  product were  found to infringe on protected
technology, QUALCOMM  could be   prohibited  from marketing  such   products.
In such circumstances, the Company would be unable to continue its operations.

In  countries  in  which the Company contracts  with
QUALCOMM's local  OmniTRACS  service provider, the  Company
believes  that such  service  provider  or BOATRACS  will  be responsible  for securing the necessary  regulatory  approvals  for maritime
operations  from  the local governments.  The Company  and
such local   service  providers  may  be  less  prominent   in
such international markets than local competitors and may  have less opportunity to influence regulatory and standards
policies. In countries in which the Company contracts with distributors of other communications systems, the Company may apply to the local  governments for applicable approvals.  No  assurance can be  given  that the Company will be able to obtain the
required approvals.   Changes  in the regulation of QUALCOMM's
OmniTRACS system, or the inability  to  obtain  foreign   regulatory
approvals,  could  have  a  material  adverse  effect   on
the Company's operating results and its ability to expand its business in the future.

Pursuant to the License and Distribution Agreement between QUALCOMM and the Company, if the Company desires to sell its business, QUALCOMM has a right of first refusal to purchase the Company's business on the terms of the sale to the proposed transferee.

The  Company  is subject to a number of other risks,
including; loss   of  senior  management;  dependence  on
large  customers concentrated  in the commercial marine
industry;  where  fishing resources  are in decline in many
areas of the world; the  risks associated   with
international  expansion,  including local regulatory   requirements,
no  prior  experience  in managing foreign   operations,  and  fluctuations
in  currency exchange rates;  operating   restrictions   imposed
by    contractual relationships   with  foreign  firms;  risks   associated
with   business   expansion   and   the   acquisition   of
additional businesses;      competition  with  companies  that
have   greater financial,  technical and marketing resources than the
Company; fluctuations  in the Company's quarterly operating
results;  and lack  of  liquidity for the Company's common
stock, which  could result  in  significant  price
fluctuations  in  response   to operating results and other factors.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its 8,300 square foot facility located at 6440 Lusk Blvd., San Diego, California, under four non cancelable operating leases, which expire in September 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The  Company's  common  stock began trading  in  the  over-the counter  market in March 1995 and is quoted on the OTC Bulletin
Board under the symbol "BTRK".  The following table sets fiscal
1995  high  and  low  bid quotations for the  common  stock  as provided  by  the  National Association of Securities  Dealers,
Inc.:
                                       High Bid                 Low Bid

Period from April 31, 1995
through June 30, 1995                   $1.375                  $1.375
Quarter ended
September 30, 1995                       1.625                   1.375
Quarter ended December 31, 1995          l.375                    .686


On February 29, l996, the closing high and low bid price of the common stock, as reported on the OTC Bulletin Board, was $1.125 and $.875 per share, respectively. As of January 8, 1996, the Company had 347 holders of record of its common stock.
The Company has not paid any dividends since the Merger and does not currently intend to declare any dividends.

The quotations set forth above represent inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The existence of quotations for the Common Stock should not be deemed to imply that there is an established public trading market for the Company's common stock.

ITEM  6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The  Company has distribution rights in the United  States
for marine  application of the OmniTRACS system of  satellite-
based communications and tracking systems manufactured  by
QUALCOMM. In  addition,  the  Company develops application
software  for marine  applications  of the OmniTRACS system.
The  OmniTRACS system,  as  adapted  and enhanced by the
Company  for  marine application,   provides  confidential
two-way   communications between vessels at sea and base
stations on land or with other vessels and is effective while a vessel is within the satellite's "footprint," which extends roughly 200 to 400 miles offshore of the continental
United States. The system also allows for hourly position tracking and monitoring and, using supplementary products, can provide engine performance and fuel consumption monitoring.

The Company was incorporated in California in 1982 under the name First National Corporation as a bank holding company. From 1982 to 1993, the Company provided, through its whollyowned subsidiaries, business and individual banking services and certain corporate trust services.

On  November  9,  1993,  First  National  Corporation  filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. On January 12, 1995, the Company (formerly First National Corporation) merged with Old BOATRACS, a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and
tracking system manufactured by  QUALCOMM.   The merger of Old
BOATRACS with and into the Company was implemented pursuant to a Plan and Agreement of Reorganization that was  approved by  the  Bankruptcy  Court. First  National
Corporation  had  no  significant  assets   or operations  at
the effective date of the Merger.   The  Company intends  to
operate and continue the business of Old BOATRACS. For accounting purposes, the Merger has been treated as a recapitalization of Old BOATRACS with Old BOATRACS as
the acquirer.   Accordingly,  the financial  information
presented herein represents that of Old BOATRACS.

Results of Operations

The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:



                            Year Ended December 31,
                           1992   1993   1994   1995
Revenues
  Communications systems   41.9%  58.4%   51.7%  48.7%
  Messaging. . . . . . . . 58.1   41.6    48.3   51.3
     Total. . . . . . . . 100.0  100.0   100.0  100.0

Operating expenses:

  Communications systems . 26.8   40.4    38.0   33.8
  Messaging. . . . . . .   64.4   35.9    31.9   31.2
  Selling, general and
   administrative expenses.82.9   47.4    49.5   60.4

Loss from operations.. .  (74.1) (23.7)  (19.4)  (25.4)
Other income (expense).   (12.0)  (2.4)   (1.9)     .9
Net loss. . . . .  . . .  (86.1)%(26.1)% (21.3%) (24.5)%

Years ended December 31, 1995 and 1994

Total  revenues  for  the  year ended December  31,  1995
were $2,666,684,  an  increase of $1,204,836 or 82% as
compared  to total  revenues of $1,461,848 for the year ended
December  31, 1994.

Communications systems revenues, which consists principally
of revenues from the sale of BOATRACS equipment and related software, were $1,299,330 or 49% of total revenues, an
increase of  $543,756  or  72%  over the prior  year.   This
growth in communications systems revenues is attributable primarily to an increase in sales of equipment.

Messaging   revenues,  which  consist  of  fees  for
messaging services provided to BOATRACS units installed on vessels, were $1,367,354 or 51% of total revenues, an increase of $661,080 or 94% compared to $706,274 in the prior year. The increase in messaging revenues primarily reflects an overall increase in messaging services provided by the Company as a result of growth in the number of units installed on vessels in prior periods.

Communications  systems  expenses  were  $900,980  or  69%
of communications systems revenues for 1995, an increase of $346,172 or 62%, compared to $554,808 which represented 73% of communications systems revenues in 1994. The dollar increase in expenses primarily reflects increased equipment sales. The decrease in communications systems expenses as a percentage of communications systems revenues is primarily due to sales mix, fewer discounts given to particular customers determined on a case by case basis, including factors such as volume sales or anticipated volume sales of communication systems and messaging operations. Messaging expenses were $833,148 or 61% of messaging revenues in 1995, an increase of $366,476 or 79%, compared to $466,672 which represented 66% of messaging revenues in the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased equipment sales and related usage. The decrease in messaging costs as a percentage of messaging revenues is due to increased margin on messaging services due to the continuing increase in revenues over the relatively fixed costs of providing this service and an increase in sales to fleet customers with greater utilization of the system.

Selling, general and administrative expenses were $1,610,86l or 60%  of  total  revenues for 1995, an increase of  $886,775 or 122%,  compared  to $724,086 or 50% of total  revenues  in
the prior   year.  The increased  dollar  amount  is primarily
attributable to expenses incurred on travel in connection
with potential  expansion  into  foreign markets,  additional legal expenses  including legal expenses connected with  the
Merger, preparation  of  Securities & Exchange Commission
filings  and documents,  the  hiring of additional sales and administrative personnel,  expenses  incurred  in  software
development   and general  increases  in operating expenses associated
with the Company's  growth.   The Company anticipates  that  the
dollar amount of selling, general and administrative expenses will increase in the future to accommodate the Company's growth.

Interest  expense in 1995 was $16,149 or .6% of total
revenues, a  decrease of $16,025 or 50%, compared to $32,174
which was 2% of  total  revenues  in the prior year.   The
dollar decrease reflects the effects of the payoff of long-term debt during 1995. Interest income was $41,318 or 2% of total revenues, an increase of $36,616 or 779% compared to $4,702 or .3% in the prior year due to interest earned on funds invested as a result of the amount raised in a private placement in September 1995 in the net amount of $1,904,292.

As a result of the factors described above, net loss was $653,136 for 1995 as opposed to $311,190 for 1994, an increase of $341,946 or 110%.

Years ended December 31, 1994 and 1993

Total  revenues  for  the  year ended December  31,  1994
were $1,461,848,  an  increase of $505,155 or 52.8% as
compared   to total  revenues  of  $956,693 for the year ended  December
31, 1993.

Communications systems revenues, which consist of revenues from the sale of BOATRACS equipment and related software, were $755,574 or 51.7% of total revenues, an increase of $197,031 or 35.3% over the prior year. This growth in communications systems revenues is attributable to an increase in sales of equipment and related software.

Messaging   revenues,  which  consist  of  fees  for
messaging services provided to BOATRACS units installed on vessels, were $706,274 or 48.3% of total revenues, an increase of $308,124 or 77.4% compared to $398,150 in the prior year. The increase in messaging revenues primarily reflects an overall increase in messaging services provided by the Company as a result of growth in the number of units installed on vessels in prior periods.

Communications  systems  expenses were  $554,808  or  73.4%
of communications systems revenues for 1994, an increase of $167,499 or 43.2%, compared to $387,309 which represented
69.3% of   communications  systems  revenues  in  1993.   The
dollar increase  in  expenses primarily reflects  increased
equipment sales.   The increase in communications systems
expenses as a percentage of communications systems revenues is primarily due to discounts given to particular customers determined on a case by case basis, including factors such as volume sales or anticipated volume sales of communication systems and messaging operations. Messaging expenses were $466,672 or 66.1% of messaging revenues in 1994, an increase of $123,334 or 35.9%, compared to
$343,338 which represented 86.2% of messaging revenues in the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased
equipment  sales.   The  decrease  in  messaging  costs  as
a percentage of messaging revenues is due to increased margin on messaging services due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling,  general and administrative expenses were $724,086
or 49.5%  of  total revenues for 1994, an increase of $270,796 or 59.7%,  compared to $453,290 or 47.4% of total revenues in
the prior   year.    The  increased  dollar  amount  is
primarily attributable to expenses incurred on travel in connection with potential expansion into foreign markets, additional legal expenses including legal expenses connected with the Merger, the hiring of additional personnel and general increases in operating expenses associated with the Company's growth.

Interest expense in 1994 was $32,174 or 2.2% of total revenues, an increase of $10,054 or 45.4%, compared to $22,492 which was 2.3% of total revenues in the prior year.
The dollar increase reflects the effects of an increase in average outstanding debt balances over 1993.

As a result of the factors described above, net loss was $311,190 for 1994 as opposed to $249,736 for 1993, an increase of $61,454.

Liquidity and Capital Resources

The Company's cash balance at December 31, 1995 was $151,728, a decrease of $380,025, or 71% over the December 31, 1994 cash balance of $531,753. At December 31, 1995, working capital was $1,379,538, an increase of $990,213 from the working capital of $389,325 at December 31, 1994. Cash of $546,644 was used in operating activities, cash of $1,577,647 was used in investing activities and cash of $1,744,266 was provided by financing activities during 1995.

Investment  securities  increased $1,464,849  at  December
31, 1995, compared to the prior year due to funds raised
through  a private placement concluded in September 1995 in
the net amount of  $1,904,292.   Accounts receivable net of an
allowance for uncollectible amounts increased $215,100 to $407,492 due to more units sold and higher messaging billings during the year. Prepaid expenses and other assets
were $16,625 at December  31, 1995,  an  increase of $6,333 or
62% due primarily to increased prepaid insurance.  Inventory at December 31, 1995 was $32,309, compared  to $11,531 in the prior year, an increase of  $20,778 due  primarily  to  units and antennas held for future sales. Property, net of accumulated depreciation, was $72,399 at December 31,
1995, compared to $30,184 in the prior year, an increase of $42,215 or 140%, due primarily to the purchase of computer equipment and office furniture. Notes receivable increased  to  $214,775 at December 31, 1995,  from  $9,000
at December  31,  1994,  an  increase of  $205,775  or  229%, due primarily  to the increase of a loan of $69,000 to  a
Canadian distributor,  bringing the balance to $78,000 at
December  31, 1995,  and  a  note  in  the amount of  $120,000 plus  accrued interest  was  issued  to  the  Chief  Executive
Officer   and President  of the Company, which is collateralized by
deferred compensation owed to the officer in the amount of $369,230.

Accounts payable was $692,757 at December 31, 1995, an increase of $337,897 or 95% compared to a balance of $354,860 in the prior year due to higher vendor payables owing to the Company's supplier resulting from increased sales of units and messaging costs.

Long-term debt and related accrued interest was reduced by $368,421 during 1995 to a zero balance at December 31, 1995, due to loans being paid in cash and by $215,621 being converted into common stock in accordance with the terms of a promissory note.

Note receivable for common stock issued relates to a note receivable issued by a supplier in return for stock issued. On April 1, 1995, the balance was $737,000 which was subsequently reduced to $604,979 at December 31, 1995 in accordance with the agreement by amortizing the balance through discounts received on purchases of equipment and messaging from the supplier.

Initial  responses to the BOATRACS System in Europe  have
been favorable. BOATRACS has participated in a number of tests of the OmniTRACS and BOATRACS System in Europe. The results of the Systems under evaluation have been positive and a messaging center was opened in late 1995. The magnitude of the required funding will depend upon the results of such evaluation, the regulatory issues the Company faces, the number of countries the Company seeks to do business in, the strength of the competition, the complexity of business operations in each country, and
the perceived demand at the time.   Any  funding requirements
will be satisfied through the $1,904,292 net raised by the Company through a private placement of its common stock in September 1995, collaborative arrangements, or through public
or  private  financing as discussed  below.   Excluding
potential public and private financing, the known resources of liquidity of the Company are expected to cover the Company's cash needs until at least the end of 1996.

The  Company anticipates making capital expenditures in
excess of  $70,000 during 1996.  To date the Company has
financed  its working  capital needs through private loans,
the  issuance  of stock  and  cash generated from operations.
Expansion  of  the Company's  business  may  require a commitment
of  substantial  funds.   To the extent that the net proceeds of recent
private financing   activities  and  internally  generated  funds   are
insufficient  to fund the Company's operating requirements,  it may  be  necessary for the Company to seek additional  funding, either through collaborative arrangements or through public  or private  financing.  There can be no assurance that  additional
financing will be available on acceptable terms or at all.   If
additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and the report of Deloitte and Touche LLP, independent accountants, are included in this report on pages F 2 through F-12.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a)

The executive officers and directors of the Company and their ages as of December 31, 1995 are as follows:

Name                       Age      Position

Michael   Silverman        51     Chairman, Chief Executive Officer,
                                  President, Director

Annette   Friskopp         31      Chief Operating Officer, Secretary,
                                   Director

Dale  Fisher               49      Chief Financial  Officer,
                                   Assistant Secretary

Giles Bateman              51      Director

Luis Maizel                45      Director

Norman Kane                45      Director

Mr. Silverman formed Old BOATRACS in 1990 and served as Chairman, Chief Executive Officer, President and a director of that company from its inception until the Merger, at which time he assumed his present positions with the Company. Mr. Silverman is also a director of JAYARK Corporation, an importer and distributor of furniture. Mr. Silverman is a Chartered Accountant (South Africa) and received a Master of Business Administration degree from Stanford University.


Ms.  Friskopp  joined  Old BOATRACS  in  1991  as  Senior
Vice President of Production, Development and Operations and
assumed her  present  positions with the Company following the
Merger. Prior to Ms. Friskopp joining Old BOATRACS, she attended Harvard Business School full-time where a Master of Business
Administration  degree was conferred upon  her.   Ms.  Friskopp
holds  a Bachelor of Science degree in Accounting with emphasis on  international business from the University of Nebraska, and she  has  credits from other universities for  her  studies  in
Europe  and  Asia.   She is a Certified Public  Accountant  and
previously worked in the audit division of Price Waterhouse.

Ms. Fisher joined Old BOATRACS as Controller in April 1994 and was appointed Chief Financial Officer in August 1994. She became Chief Financial Officer of the Company upon the Merger. Prior to joining Old BOATRACS, Ms. Fisher served with The Price Company, the operator of the Price Club warehouse clubs, for more than 11 years in various management positions including Director of Investor Relations, Manager of Financial Accounting and Audit Manager. Ms. Fisher is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from San Diego State University.

Mr. Bateman was elected a Director of Old BOATRACS in 1994 and became a Director of the Company upon the Merger. Since 1991, Mr. Bateman has served as a Director of Comp USA, a superstore computer retailer, and has served as that company's Chairman since 1993. Mr. Bateman was a co-founder of The Price Company and served as Chief Financial Officer and a Director of that company from 1976 to 1991 and as Vice Chairman from 1986 to 1991.

Mr. Maizel became a Director of the Company in October 1995. For more than the past five years, Mr. Maizel has been president of LM Advisors, LM Capital Management, money management firms and board member of several financial and commercial corporations both in the U.S. and Mexico. He was born and raised in Mexico City, holds a BS in Mechanical Electrical Engineering, an MS in Industrial Engineering from the National University of Mexico and an MBA from Harvard Business School where he also was a faculty member.

Dr. Kane became a Director of the Company in October 1995. Dr. Kane is an orthopedic surgeon practicing in San Diego. For more than the past five years, Dr. Kane has been the President of La Jolla Sports and Knee Surgery Medical Group and a Director of TRI CITY Orthopedic Medical Group. From 1986 through 1989, Dr. Kane was the surgeon for the San Diego
Chargers,  and  in  1988  was the surgeon  for  the  San  Diego
Soccers.

Selwyn Klein was appointed a director of the Company in October
1995.  He resigned in December 1995.

The Company has a Compensation Committee of which Mr. Bateman is the Chairman and Mr. Maizel is a member. The Committee has had no meetings to date.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section  16(a)  of the Securities Exchange Act of 1934
requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership
and  changes   in ownership   with   the   Securities  and
Exchange   Commission. Officers,  directors  and greater than
ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during its fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than tenpercent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth for the years indicated certain compensation of the Company's current chief executive officer and the executive officers of the Company who earned $100,000 or more in such years:

                  SUMMARY COMPENSATION TABLE

                              Annual Compensation

   Principal Position         Year   Salary       Bonus

   Michael Silverman          1995   $100,000 (1)  $0
      Chairman, President and 1994    100,000      $0
      Chief Executive Officer 1993    100,000      $0

   Annette Friskopp           1995   $107,654   $31,800
     Chief Operating Officer  1994    92,654       $0
                              1993    72,000       $0

____________________
(1)  All of Mr. Silverman's compensation earned during 1993
and $69,230   of  compensation  earned  during  1994  was
deferred pursuant to a deferred compensation arrangement entered into between the Company and Mr. Silverman. At
December 31,  1995, deferred compensation totaled $369,230.

The  Company  also provides certain compensatory  benefits
and other non-cash compensation to the persons named in the Summary Compensation Table. The incremental cost to the
Company of all such   benefits  and  other  compensation  paid
in the years indicated to such named individuals was less than 10% of their reported compensation and also less than $50,000.

The  Company entered into an employment agreement with
Michael Silverman, its Chairman, Chief Executive Officer, President and majority shareholder, effective January 1,
1995.   Under  the agreement,   Mr.   Silverman's  annual
base  compensation   is $100,000, with such increases, bonus
compensation and benefits as the Board of Directors may determine from time to time. The agreement has a one-year term and automatically renews annually for successive one-year periods unless terminated by the Board of Directors upon notice given by November 1 of the prior year. The agreement is terminable by the Company only for good cause, as defined in the agreement.

Pursuant to the terms of the subscription agreement between the Company and certain shareholders of the Company, Mr. Silverman shall not be entitled to (i) compensation from the Company in excess of $100,000 per year or (ii) any stock options or profit sharing from the Company, and the Company shall not make any payments on any loans or debts owed to Mr. Silverman, until certain conditions, including the acquisition of at least $2,000,000 in assets, are satisfied.

The Company has entered into an Addendum to Stock Issuance/Employment Agreement effective January 21, 1991, and amended July 1995, whereby Annette Friskopp's salary from April to December 1995 shall be $108,000 and after December 1995 shall be $120,000 per annum. In addition, beginning January
1995 she will receive a bonus for each unit sold to an end user. In addition, the Agreement granted Ms. Friskopp an option to acquire 100,000 additional shares of common stock, which has been treated as being a grant pursuant to the Company's 1996 Stock Option Plan at a price equal to the fair market value of such shares on the date of grant. The options will vest 20% annually over five years.

Compensation Committee Interlocks and Insider Participation

During  the  last completed fiscal year, Michael Silverman  and
Annette  Friskopp, both of whom are officers  of  the  Company,
participated  in  deliberations  of  the  Company's  Board   of
Directors concerning executive officer compensation.

Director Compensation

In fiscal year 1995, non-employee directors of the Company received $500 for each meeting of the Board of Directors that they attended.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

Set forth below is certain information concerning the ownership of the Company's common stock as of January 31, 1996, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons named have sole voting and investment power with respect to the securities owned by them.

                           Number of Shares    Percent of
                          Beneficially Owned  Outstanding Shares

QUALCOMM Incorporated       1,112,265             9%
 6455 Lusk Boulevard
 San Diego, CA 92121

Michael Silverman           6,005,027(1)         48
Annette Friskopp              377,931             3
Dale Fisher                    12,001(5)          *
Giles Bateman                 599,525(2)          5
Luis Maizel                    83,600(3)          *
Norman Kane                   469,667(4)          4
All Directors and Executive
 Officers as a group
 (7 persons)                8,660,016            69%
______________________
(1) Includes 285,894 shares held by Mr. Silverman's son.
(2)  Includes  119,400  shares held  by  trusts  for  which
Mr. Bateman or his wife serve as trustees.
(3)  All  of  Mr.  Maizel's shares are held by the  Maiz
Family Trust of which Mr. Maizel is a trustee.
(4)  Includes  92,150  shares held by the  Norman  Kane
Defined
Benefit Plan of which Dr. Kane has beneficial ownership.
(5)  Includes 10,000 shares held in a Family Trust for which
Ms. Fisher  is  a  trustee, and 2,000 shares  are  held  in  an
IRA account.
________________________________________
*   Less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1995, QUALCOMM, the sole supplier of the OmniTRACS equipment sold by the Company, purchased 1,112,265 shares of the Company's common stock in consideration of a reduction in price of certain products and services provided by QUALCOMM to the Company. As a result of such purchase, QUALCOMM owns approximately 9% of the Company's issued and outstanding common stock.

In March 1995, the Company entered into the License Agreement with QUALCOMM authorizing QUALCOMM to use, sublicense and distribute certain interface software developed and owned by the Company as an enhancement to QUALCOMM's OmniTRACS System. The License Agreement will terminate upon the termination of the Distribution Agreement between the Company and QUALCOMM. See "Business--Agreements with QUALCOMM."

In March 1995, the Distribution Agreement between the Company and QUALCOMM was amended. As a result of such amendment, the Company will have the exclusive distribution rights in the United States for marine application of the OmniTRACS System after the Company purchases 700 MCTs from QUALCOMM, subject to
certain   minimum   purchase  requirements.   See   "Business-
Agreements with QUALCOMM."

During 1992 Old BOATRACS issued two notes payable aggregating $260,000 to two investors. Principal and interest, accrued at 7.5% per annum, totaled $297,328 at December 31, 1993 and was due in April 1995. In October 1994, $158,221 of the outstanding principal and accrued interest were extinguished through the conversion into 267,884 shares of newly issued common stock of the Company. The remaining balance of such notes at December 31, 1994 totaled $160,539, including $2,318 of accrued interest. The notes bore interest at 7.5% per annum and were held by the Company's President and Chief Operating Officer. The principal and interest was paid in full during September 1995.

In July 1994 Old BOATRACS issued a convertible promissory note for $200,000 to a director of Old BOATRACS. Principal and interest, accrued at 8% per annum, were due in July 1999. The promissory note was convertible into shares of common stock at the option of the holder from April 1, 1995 to June 30, 1999. In addition, the Company has the right to convert such indebtedness after April 1, 1996. The conversion price was to be equal to 80% of the common stock fair market value at the exercise date. In connection with the issuance of the convertible promissory note, Old BOATRACS granted the holder an option to purchase up to 5% of Old BOATRACS' outstanding common stock for a maximum aggregate purchase price of $50,000. In July 1994, 419,840 shares of common stock were issued by Old BOATRACS pursuant to the exercise of such option resulting in net proceeds to Old BOATRACS of $50,000. On June 15, 1995, the director converted the principal and accrued interest on the promissory note into 179,684 shares of common stock.

In  November  1995, a promissory note between  the  Company
and Michael Silverman, President and Chief Executive Officer, was entered into, allowing Mr. Silverman to borrow up to
$369,230 from  the  Company.   The promissory note is
collateralized  by deferred  income owing to Mr. Silverman in
the same  amount  and will  bear  interest  at  5.5%.   At
December  31,  1995,   Mr. Silverman  had borrowed $120,000,
and interest in the amount  of $455 had been accrued.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents included in the report:


Page Independent Auditors' Report                   F-2
Balance Sheets as of December 31, 1995 and 1994     F-3
Statements of Operations for the years ended
December 31, 1995,1994 and 1993                     F-4
Statements  of  Shareholders'  Equity/(Deficit)
for the years ended December 31, 1995, 1994 and
1993                                                F-5
Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993                    F-6
Notes to Financial Statements                       F-7


EXHIBIT INDEX

Exhibits       Description

2              Plan of Reorganization by Merger(1)

3.1            Amended and Restated Articles of Incorporation(1)

3.2            Amended and Restated Bylaws(1)

4.1            Form of the Company's Common Stock Certificate(4)

4.2            Form of Subscription Agreement--October 1994 investors(4)

4.3            Subscription Agreement--QUALCOMM(4)

4.4            Second Amended Plan of Reorganization of First
               National Corporation(2)

4.5 Bankruptcy court order confirming Second Amended Plan of Reorganization(3)

4.6            Warrant   to   Purchase   Common   Stock   of   BOATRACS,
               Inc.(7)

10.1* License and Distribution Agreement dated June 13,1990, by and between QUALCOMM and the Company, as amended(5)

10.2*          License Agreement dated March 31, 1995, between the
               Company and QUALCOMM(4)

10.3           Employment Agreement--Michael Silverman(4)


10.4           Employment Agreement--Annette Friskopp, as amended(4)

10.5 Stock Issuance/Employment Agreement between the Company and Annette Friskopp, as amended(4)


10.6          Convertible Promissory Note dated July 1, 1994(4)


10.7 Addendum to Stock Issuance/Employment Agreement between the Company and Annette
              Friskopp dated July 1, 1995(6)


11            Statement regarding computation of net loss per share

______________
(1)  Incorporated by reference to the exhibit of the same
number to the Company's Current    Report on Form 8-K dated
January 12, 1995.

(2)  Incorporated by reference to Exhibit A to First National
Corporation's Current Report on    Form 8-K dated January 9,
1995 ("FNC 8-K").

(3)  Incorporated by reference to Exhibit B to the FNC 8-K.

(4) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC File No. 33-91284, filed with the SEC on May 4, 1995.

(5) Incorporated by reference to the exhibit of the same number to the Company's Amendment No. 3 to Form S-1, SEC File
No. 33-91284, filed with the SEC on July 6,  1995.

(6) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC file No. 33-98810 filed with the SEC on October 31, 1995.

(7)  Attached herewith.

*Confidential treatment requested


(b)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31,1995.
                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1996.

                                        BOATRACS, INC.

                                        By:MICHAEL SILVERMAN
                                        Michael Silverman,
                                        President

                       Power of Attorney

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Michael Silverman and Annette Friskopp, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



MICHAEL SILVERMAN              Chairman of the        March 27, 1996
Michael Silverman              Board, President,
                               Chief Executive
                               Officer, and
                               Director



ANNETTE FRISKOPP              Chief Operating        March 27, 1996
Annette Friskopp              Officer and Director


DALE FISHER                   Chief Financial        March 27, 1996
Dale Fisher                   Officer and Chief
                              Accounting Officer


GILES BATEMAN                 Director               March 27, 1996
Giles Bateman


LUIS MAIZEL                   Director               March 27, 1996
Luis Maizel

NORMAN KANE                   Director               March 27, 1996
Norman Kane

EXHIBIT 11


STATEMENT RE: COMPUTATION OF EARNINGS (LOSS) PER SHARE
(in thousands, except earnings (loss) per share data)

Primary and Fully Diluted
Earnings (Loss) per Share:

                              For the Year Ended December 31
                                    1995      1994     1993

Net Earnings (Loss)                <$653>    <$311>    <$250>

Weighted average common shares outstanding:

      Weighted average common
      shares                      11,277     7,976     7,938

      Common shares issued during
      the year ended December 31,
      1994 (1)                      ---      1,524     1,524


TOTAL                           11, 277      9,500     9,462

Net Earnings (Loss) per share     <$.06>     <$.03>    <$.03>



(1) Represents shares of common stock issued within 12 months of the merger.
     Such shares are considered to be outstanding for all periods presented in the same manner as a stock split.

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Boatracs, Inc.:

We have audited the accompanying balance sheets of Boatracs, Inc. (the "Company") as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





February 12, 1996

BOATRACS, INC.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS                                     1995       1994

CURRENT ASSETS:
  Cash                                  $ 151,728   $531,753
  Investment securities,
    at amortized cost (approximate
    fair value of $1,464,746)           1,464,849
  Accounts receivable  (net of
    allowance for uncollectible accounts
    of $18,297 and $6,376 in 1995
    and 1994, respectively)               407,492   192,392
  Inventories                              32,309    11,531
  Prepaid expenses and other assets        16,625    10,292

           Total current assets         2,073,003   745,968


PROPERTY, at cost (net of accumulated
  depreciation of $61,499 and
  $37,165 in 1995 and 1994, respectively)  72,399    30,184

NOTES RECEIVABLE                          214,775     9,000

DEPOSIT IN ESCROW AND OTHER ASSETS                   58,556

TOTAL                                 $ 2,360,177 $ 843,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses   $ 692,757 $ 354,860
  Current portion of capital
  lease obligation                            708     1,783

           Total current liabilities      693,465   356,643

LONG-TERM LIABILITIES:
  Deferred compensation                   369,230   369,230
  Long-term debt                                    368,421
  Capital lease obligation                              730

           Total long-term liabilities    369,230   738,381

           Total liabilities            1,062,695 1,095,024

COMMITMENTS (Notes 6, 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, no par value;
  1,000,000 shares authorized, no
  shares issued or outstanding
 Common stock, no par value;
  100,000,000 shares authorized,
  12,577,710 and 9,500,000 shares
  issued and outstanding in 1995
  and 1994, respectively                4,186,325 1,379,412
 Accumulated deficit                   (2,283,864)(1,630,728)
  Note receivable for common
  stock issued                           (604,979)

           Total stockholders'
           equity (deficit)             1,297,482   (251,316)

TOTAL                                 $ 2,360,177  $ 843,708


See notes to financial statements.

BOATRACS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     1995              1994              1993

REVENUES:
  Communication system sales     $  1,299,330    $    755,574    $    558,543
  Messaging                         1,367,354         706,274         398,150

      Total revenues                2,666,684       1,461,848         956,693

COSTS AND EXPENSES:
  Communication system sales          900,980         554,808         387,309
  Messaging                           833,148         466,672         343,338
  Selling, general and
  administrative                    1,610,861         724,086         453,290

      Total costs and expenses      3,344,989       1,745,566       1,183,937

LOSS FROM OPERATIONS                 (678,305)       (283,718)       (227,244)

INTEREST INCOME                        41,318           4,702

INTEREST EXPENSE                      (16,149)        (32,174)        (22,492)

NET LOSS                           $ (653,136)     $ (311,190)     $ (249,736)

NET LOSS PER SHARE                    $ (0.06)        $ (0.03)        $ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                      11,277,245       9,500,000       9,461,586


See notes to financial statements.

BOATRACS, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        Note        Total
                                                     Receivable Stockholders'
                       Common Stock                  for Common    Equity
                       -------------     Accumulated   Stock      (Deficit)
                     Shares    Amount     Deficit     Issued

BALANCE,
JANUARY 1, 1993    7,855,011 $ 640,361 $ (1,069,802)  $  -       $(429,441)

  Common stock
  issued in
  connection
  with employment
  agreement          121,203       643                                 643

  Additional
  paid-in capital               34,500                              34,500

  Net loss                                 (249,736)              (249,736)

BALANCE,
DECEMBER 31, 1993  7,976,214   675,504   (1,319,538)     -        (644,034)

 Common stock
 issued in
 connection with:
  Exercise of
  stock options      419,840    50,000                              50,000
  Stock sale         836,062   495,687                             495,687

  Long-term debt
  and accrued
  interest
  conversion         267,884   158,221                             158,221

           Net loss                        (311,190)              (311,190)
BALANCE,
DECEMBER 31, 1994 9,500,000 1,379,412   (1,630,728)      -        (251,316)

 Common stock
 issued in
 connection with:
  Merger             510,386   (50,000)                            (50,000)
  Long-term
  debt and
  accrued interest
conversion         179,684   215,621                                215,621

  Note receivable  1,112,265   737,000                (737,000)

Stock sale       1,275,375 1,904,292                              1,904,292

  Payments received
  on note receivable                                   132,021      132,021
  Net loss                              (653,136)                  (653,136)
BALANCE,
DECEMBER
31, 1995       12,577,710 $4,186,325 $(2,283,864)    $(604,979)   1,297,482

See notes to financial statements.

BOATRACS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                       1995             1994            1993
OPERATING ACTIVITIES:
Net loss                         $ (653,136)      $ (311,190)    $ (249,736)
  Adjustments to reconcile
   net loss to net cash
   (used in) provided by
   operating activities:
   Depreciation and amortization     32,890           26,952         24,320
   Net accretion of discount
   on investment securities         (27,505)
   Provision for bad debts           18,297
   Non-cash expense for stock
   option issued                                                        643
   Changes in assets and liabilities:
    Accounts receivable              (233,397)        (13,389)     (145,789)
    Inventories                       (20,778)         10,696        (4,249)
    Prepaid expenses and
    other assets                       (6,333)         (6,709)       (1,702)
    Accounts payable and
    accrued expenses                  337,897          14,913       258,245
    Accrued interest payable            5,421          29,314        21,420
    Deferred compensation                              69,230       100,000
           Net cash (used in)
           provided by
           operating activities      (546,644)       (180,183)        3,152

INVESTING ACTIVITIES:
  Purchase of
  investment securities            (2,096,344)
  Proceeds from maturities
  of investment securities            659,000
  Issuance of notes receivable       (205,775)         (9,000)
  Payments received on
  note receivable issued
  for common stock                    132,021
  Capital expenditures                (66,549)       (23,300)        (5,860)
  Escrow deposit                                     (50,000)

           Net cash used
           in investing activities (1,577,647)       (82,300)        (5,860)

FINANCING ACTIVITIES:
  Net proceeds from
  issuance of common stock          1,904,292        545,687
  Payments on long-term
  debt and capital
  lease obligation                   (160,026)       (41,813)        (1,354)
  Proceeds from issuance of long-term debt           240,000
  Proceeds from additional paid-in capital                           34,500

           Net cash
           provided by
           financing activities     1,744,266        743,874         33,146

NET (DECREASE) INCREASE IN CASH      (380,025)       481,391         30,438

CASH AT BEGINNING OF YEAR             531,753         50,362         19,924

CASH AT END OF YEAR                 $ 151,728      $ 531,753         $50,362
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest             $ 10,416        $ 2,318         $ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Common stock issued
  for note receivable               $ 737,000

  Conversion of long-term
  debt and accrued
  interest to common stock          $ 215,621      $ 158,221

  Conversion of
  escrow deposit to equity           $ 50,000

See notes to financial statements.

BOATRACS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Merger - During January 1995, Boatracs, Inc. ("Old
Boatracs") was merged into First National Corporation
("FNC"), a public company, which had previously filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. Pursuant to the plan of reorganization and merger (the "Plan"),
(i) FNC, which was the surviving corporation, changed its name to Boatracs, Inc. (the "Company"), (ii) the outstanding shares of
Old Boatracs were converted into the right to receive an aggregate of 9,500,000 shares or approximately 95% of the post merger outstanding common stock, and (iii) each outstanding share of FNC was converted into the right to receive 1/7 share of the common stock of the surviving corporation, for an aggregate of 510,386 shares or approximately 5% of the post merger outstanding common stock. The Company paid $50,000 to FNC stockholders in connection with the merger. Such consideration was used to pay claims of creditors of FNC and to pay a dividend to the pre-merger stockholders of FNC. The Plan also required an amendment to the Company's capital structure to provide for the authorization of 1,000,000 shares of preferred stock and 100,000,000 shares of common stock.

For accounting purposes the acquisition has been treated as a recapitalization of Old Boatracs with Old Boatracs as the acquirer. Accordingly, the historical financial statements prior to January 12, 1995 are those of Old Boatracs. The financial statements for all periods presented have been retroactively frestated to reflect the equivalent number of shares received in the merger and the change in the capital structure. Pro forma information has not been provided as it is not required.

The Company - The foundation of the Company's business is the distribution of the OmniTRACS satellite-based communications and tracking system for marine application under a license and distribution agreement with Qualcomm, Inc. ("Qualcomm", see Note
10). Under the agreement, the Company sells mobile communications terminals and software for use onboard marine vessels and by marine dispatchers. In addition, the Company also provides 24 hour messaging and relaying services. Should Qualcomm decide to discontinue its business or equipment deliveries, the Company would be unable to continue its operations.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of 30 days or less to be cash equivalents.

Investment Securities - Investment securities represent U.S. Treasury securities that the Company has the positive intent and ability to hold to maturity which are reported at amortized cost. Interest earned on these investment securities is included in interest income.

Inventories - Inventories, which are comprised entirely of finished goods, are carried at the lower of cost (specific identification) or market.

Property - Property is recorded at cost. Depreciation is provided under an accelerated method over the estimated useful lives of the assets (generally 5-7 years).

Revenue Recognition - Revenue from the sale of communication systems is recognized at the time the equipment is shipped to the customer. Revenue from messaging is recognized at the time the transmission is made by the customer.

Significant Customers - Major customers individually accounted for 23%, 18% and 12% of 1995 sales, 21% and 11% of 1994 sales, and 29% and 14% of 1993 sales. Accounts receivable from these customers aggregated $184,844 at December 31, 1995. The Company has not historically experienced any significant losses on its accounts receivable.

Income Taxes - Effective October 1994, the Company elected C corporation status (Note 7). Prior to October 1994 the Company had elected S corporation status for federal income tax and California franchise tax purposes. As such, taxable income or loss through September 1994 was attributed to the stockholders of the Company.

Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is maintained to reduce deferred income tax assets to an amount which, in the opinion of management, will more likely than not be realized by the Company.

Net Loss Per Share - Net loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenes during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

2. INVESTMENT SECURITIES

  The amortized cost and fair value of investment securities at
  December 31, 1995 were as follows:
                          Gross
             Amortized  Unrealized    Fair        Carrying
               Cost       Losses      Value        Value

           $ 1,464,849   $ (103)  $ 1,464,746   $ 1,464,849

   Investment securities consist of U.S. Treasury securities which are contractually due in one year or less. The fair value was obtained from independent pricing services. There were no sales of these securities during 1995.

3. NOTES RECEIVABLE

   During October 1994, the Company entered a note receivable agreement with Oceantracs Systems Ltd. ("Oceantracs") under which it agreed to advance up to $20,000. The note was amended during 1995 to provide for additional advances. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totalled $78,000 and $9,000 at December 31, 1995 and 1994, respectively. The note has been classified as long-term based upon the Company's intent not to request payment prior to January 1, 1997.

   During May 1995, the Company signed a memorandum of understanding with Oceantracs to form a new company in Canada in which the Company will have a minority interest. The new Company will be incorporated in Canada and will be granted exclusive rights for the marketing, distribution and sale of the Company's communication system in the Canadian provinces of Ontario, Quebec, New Brunswick, Prince Edward Island, Nova Scotia, Newfoundland and Labrador. Oceantracs, which had served as the exclusive distributor for the Company in Eastern Canada, will provide message monitoring in Eastern Canada.

   During 1995, the Company entered a note receivable agreement with an individual who is an officer, director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances are secured by deferred compensation (see
   Note 9), bear interest at 5.5% and are due on demand. Advances under the agreement totalled $120,000 at December 31, 1995. The note has been classified as long-term based upon the Company's intent not to request payment prior to January 1, 1997.

4. PROPERTY

   Property at December 31, 1995 and 1994 is summarized as follows:

                                               1995     1994

    Computers and equipment                  $133,898  $67,349
    Less accumulated depreciation            (61,499)  (37,165)

                                             $72,399   $30,184

   Depreciation expense was $24,334, $12,289 and $9,655 for the years ended December 31, 1995, 1994 and 1993, respectively.

5. LONG-TERM DEBT

   Notes Payable - During 1992 the Company issued two notes payable aggregating $260,000 at an interest rate of 7.5%. During October 1994, $158,221 of the outstanding principal and accrued interest was extinguished through the conversion into 267,884 shares of newly issued common stock of the Company. The remaining balance of these notes was paid during 1995.

   Convertible Promissory Note - During July 1994, the Company issued a convertible promissory note for $200,000 at an interest rate of 8% to a director of the Company. During June 1995, the outstanding principal and accrued interest was converted into 179,684 shares of the Company's common stock at 80% of the fair market value.

6. LEASES

   Facility Leases - The Company leases its facility under four non cancelable operating leases which expire through September 1998. Rent expense was approximately $31,900, $14,360 and $22,773 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments.

   Capital Lease - Included in property at December 31, 1995 and 1994 is property under a capital lease of $6,289 with related accumulated amortization of $5,201 and $4,477, respectively.

   Future minimum lease payments under capital and non-cancelable operating leases at December 31, 1995 are summarized as follows:

                                       Capital       Operating
   Year Ending December 31,             Lease         Leases

   1996                               $ 1,028        $ 61,925
   1997                                                62,400
   1998                                                47,947

   Total                               1,028        $ 172,272
   Less:  Amount
   representing interest                (320)
   Current portion                    $ (708)


7. INCOME TAXES

   Prior to October 1994 the Company had elected S corporation status for federal income tax and California franchise tax purposes. As such, taxable income or loss through September 1994 was attributed to the stockholders of the Company. Effective October 1994, the Company elected C corporation status. Due to a valuation allowance provided for deferred income tax assets for the year ended December 31, 1995 and the period from October 1, 1994 to December 31, 1994, the Company's effective income tax rate was 0%.

   The tax effects of significant items comprising the Company's deferred income tax asset were approximately as follows:

                                                   1995            1994

Deferred income tax assets:
  Net operating loss carryforwards              $ 271,000       $ 57,000
  Deferred employee compensation                  148,000        148,000
  Accrued employee compensation                    13,000
  Allowance for uncollectible accounts              7,000          3,000
  Deferred income                                   1,000          3,000
  State income taxes                                  500            500
  Other reserves                                    6,000          2,000

Total deferred income tax assets                  446,500        213,500

Less valuation allowance                         (446,500)      (213,500)

Net deferred income tax asset                   $    -          $   -





   At December 31, 1995, the Company had unused net operating loss carryforwards of approximately $730,000 for federal income tax purposes which expire at various dates from 2005 to 2010.
                                 F-10
(PAGE>


8. STOCKHOLDERS' EQUITY (DEFICIT)

   Stock Sales - During October 1994, the Company issued 836,062 shares of common stock for net proceeds of $495,687. Pursuant to the terms of such financing, the Company's CEO and majority stockholder is restricted from (i) receiving compensation in excess of $100,000 per year, (ii) receiving any stock options or profit sharing, and (iii) receiving any deferred compensation payments from the Company until certain conditions are satisfied. These conditions include, among other items, profitable operations for the preceding calendar year.

   Note Receivable Issued for Common Stock - During March
   1995, the Company issued 1,112,265 shares of common stock to Qualcomm (see Note 10) for $737,000. The purchase price of the shares will be paid by a reduction in the price of certain products and services currently provided by Qualcomm to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under the license and distribution agreement (see Note 10). The transaction was recorded as a note receivable for common stock issued which is reduced as discounts are earned. At
   December 31, 1995, a total of $132,021 in discounts had been earned.

   Stock Option - In connection with the issuance of the convertible promissory note (see Note 5) the Company granted the holder an option to purchase up to 5% of the Company's outstanding common stock for a maximum aggregate purchase price of $50,000. During July 1994, 419,840 shares of common stock were issued by the Company pursuant to the exercise of such option resulting in net proceeds to the Company of $50,000.

   Stock Warrants - During October 1995, the Company issued 25,000 common stock purchase warrants. The warrants represent the right to purchase one share of the Company's common stock at $1.50 and expire during October 1998.

   Registration Statements with the Securities and Exchange Commission - During 1995, the Company filed two registration statements on Form S-1 with the Securities and Exchange Commission, registering a total of 6,049,684 shares of the Company's common stock. The Company did not receive any proceeds from these transactions.

9.RELATED PARTY TRANSACTIONS

   The Company has entered into a deferred compensation arrangement with its majority stockholder pursuant to which the Company has recorded an annual salary expense of $100,000 for the years ended December 31, 1995, 1994 and 1993. At December 31, 1995, deferred compensation totalled
   $369,230 (see Note 3).

10.LICENSE AND DISTRIBUTION AGREEMENT

   On June 13, 1990, the Company entered into a license and distribution agreement, as amended through May 26, 1995, with Qualcomm. Pursuant to the agreement, the Company was appointed Qualcomm's exclusive and non-exclusive distributor, in defined territories, of the OmniTRACS satellite-based communications and tracking system (the "System") for marine application, as defined. The Company was also appointed provider of message services to the users of the System. In connection therewith, the Company was also granted an exclusive and non-exclusive license to certain software used with the System for an annual maintenance fee of $1,000, and Qualcomm was granted an exclusive perpetual, worldwide, royalty free license to any improvements made by the Company to the System or related software.
                                 F-11

   Under the agreement, the Company is required to sell a certain minimum number of systems in order to maintain the exclusivity of its distribution rights, commencing with 480 systems in the aggregate by December 31, 1996. As of December 31, 1995, this requirement has been met by the Company. Thereafter, the minimum purchase requirements for each calendar year are to be agreed upon between the Company and Qualcomm subject to a minimum of 300 systems for calendar year ended December 31, 1997 and increasing by 10% each year thereafter.

   In the event the Company desires to sell its business, the Company shall first provide notice in writing to Qualcomm. Qualcomm shall then have thirty days to exercise its option to purchase the Company at the purchase price and on the terms stated in the notice.

   The agreement expires during June 2000 and may be renewed for two additional five-year periods. The agreement is subject to renegotiation at the end of the option period.

11.SUBSEQUENT EVENTS

   Memorandum of Understanding - Subsequent to December 31, 1995, the Company entered into a memorandum of understanding with ACATEL Qualcomm, a French company, whereby the Company agreed to establish and distribute a certain satellite communication system within a certain number of countries comprising the joint venture territory, as defined in the memorandum, for vessel applications. The Company agreed to use the European TeleCommunications Satellite Signatory Organization to distribute its system.

   Stock Option Plan - Subsequent to December 31, 1995, the Company approved a stock option plan for certain employees and directors of the Company. The plan provides for the issuance of options to acquire up to 1,000,000 shares of the Company's common stock. The plan is subject to approval by the Company's stockholders and the California Department of Corporations.

EXHIBIT 4.6

                  COMMON STOCK WARRANT PURCHASE AGREEMENT


   This Agreement is made and effective on October 31, 1995, by and among Torrey Pines Securities ("Torrey Pines") and BOATRACS, Inc. (the "Company").

   WHEREAS, the Company desires that Torrey Pines provide certain services relating to the market in its common stock; and

   WHEREAS, Torrey Pines desires to invest in the Company
pursuant to the Warrant to Purchase Common Stock in accordance with
the terms and   conditions set forth herein.

   NOW, THEREFORE, in consideration of the foregoing and the mutual promises of the parties contained herein, and for other good and valuable consideration which is acknowledged to have been received, the parties agree as follows:


                                 ARTICLE I

                          ISSUANCE OF THE WARRANT

   Subject to the terms of this Agreement, The Company agrees to issue to Torrey Pines the Warrant to Purchase Common Stock for the purchase of 25,000 shares of common stock of the Company at one dollar and fifty cents ($1.50) per share pursuant to the terms of the Warrant to Purchase Common Stock attached as Exhibit A (the "Warrant"). Torrey Pines agrees to provide the services pursuant to Article III of this Agreement.


                                ARTICLE II

                      REPRESENTATIONS AND WARRANTIES

   2.1. The Company. The Company hereby represents and warrants to Torrey Pines as follows:

       2.1.1. No Contravention of Laws. The execution, delivery and performance by the Company of this Agreement and the consummation of the transactions contemplated hereby, including the issuance of the Warrant will not cause the Company to violate or contravene (i) any provision of law, (ii) any rule or regulation of any agency or government, or (iii) any order, writ, judgment, injunction, decree, determination or award to which the Company is subject.

       2.1.2. Good Standing. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California.

       2.1.3. Binding Agreement. This Agreement constitutes the valid and legally binding obligation of the Company and is enforceable in accordance with its terms. The
Company has full power, authority and legal right to execute and deliver this Agreement.

   2.2. Torrey Pines. Torrey Pines hereby represents and warrants to the Company as follows:

       2.2.1. Binding Agreement. This Agreement constitutes the valid and legally binding obligation of Torrey Pines and is enforceable in accordance with its terms. Torrey
Pines has the full power, authority and legal right to execute and deliver this Agreement and to perform and observe the terms and conditions hereof.

       2.2.2. No Conflict. No provision of any contract, agreement or other commitment binding on Torrey Pines or affecting Torrey Pines in any material way conflicts with, or in any way prevents, the execution, delivery or performance of the terms of this Agreement by Torrey Pines.

       2.2.3. No Brokers or Finders. No person has or, as a result of the transactions contemplated hereby, will have, directly or indirectly, any valid claim directly against or upon the Company, or the Company, for any compensation as a finder, broker or agent, or in any similar capacity with respect to the transactions contemplated hereby.

   2.3. Survival of Representations and Warranties. The representations and warranties of the Company and Torrey Pines contained herein shall survive the consummation of the transactions contemplated herein.

                                ARTICLE III

                         SERVICES OF TORREY PINES

   3.1. The consideration for the benefits under this Agreement shall be the past and future services rendered and to be rendered in connection with the public offering of the
Company.


                                ARTICLE IV

                               MISCELLANEOUS


   4.1. Notices. Any notices or other communications pursuant to this Agreement shall be deemed to have been given when delivered personally, or by facsimile or when deposited in the United States mail, registered or certified, with proper postage and registration or certification fees prepaid, or when delivered to Federal
Express or a similar overnight
carrier, addressed to the following:

   IF TO THE COMPANY:

   Mr. Michael L. Silverman, President
   BOATRACS, Inc.
   6440 Lusk Boulevard, Suite D201
   San Diego, CA 92121

   with a copy to:

   Solomon Ward Seidenwurm & Smith
   401 B Street, Suite 1200
   San Diego, CA  92101
   Attn:  Norman L. Smith, Esq.
   Fax:  (619) 231-4755

   IF TO TORREY PINES:

   140 Marine View Drive
   Suite 110
   Solana Beach, CA 92075

   with a copy to:



or to such other addresses as may be designated by any of the parties from time to time by written notice given to the other party in the aforesaid manner.

   4.2. Survival. The agreements made in this Agreement shall survive the date of this Agreement.

   4.3. Arbitration. In the event of any dispute concerning or arising out of this
Agreement, such dispute shall be submitted to binding arbitration. Arbitration proceedings may be commenced by giving the other party written notice thereof and proceeding thereafter in accordance with the rules and procedures of the American Arbitration Association. This arbitration shall take place before a single arbitrator if the amount in dispute is $50,000 or less, and before three arbitrators if the amount in dispute is greater than $50,000, in San
Diego, California. The arbitration shall be governed by and subject to the applicable laws of the State of California (including Section 1283.05 of the California Code of Civil Procedure regarding discovery) and the then prevailing rules of the American Arbitration Association for the Arbitration of Commercial Disputes. The arbitrator's or arbitrators' award shall be final and binding and a judgment upon the award may be enforced by any court of competent jurisdiction.

   4.4. Attorneys' Fees. In the event of any arbitration, suit or action to enforce any of the terms or provisions of this Agreement, the prevailing party shall be entitled to its reasonable attorneys' fees and costs. The foregoing entitlement shall also include attorneys' fees and costs of the prevailing party on any appeal of a judgment and for any action to enforce a judgment.

   4.5. Binding Effect. The terms and provisions of this Agreement shall be binding upon, and shall inure to the benefit of, the parties hereto and their respective assigns, heirs, representatives and successors.

   4.6. Applicable Law. This Agreement and the rights and obligations of the parties hereunder shall be construed under, and governed by, the laws of California without giving effect to conflict of laws provisions.

   4.7. Entire Agreement. This Agreement and the attached exhibit referenced herein, and the instrument to be executed and delivered pursuant hereto, constitute the entire understanding of the parties with respect to the subject matter hereof.

   4.8. Waiver, Modification on Cancellation. Any waiver, modification or cancellation of any of the provisions of this Agreement shall not be valid unless in writing and signed by the parties hereto.

   4.9. Headings. The various headings or titles used herein are for convenience only and shall not affect the interpretation of any of the provisions hereof.

   4.10. Publicity. All notices to third parties and all other publicity concerning the transactions contemplated herein shall be jointly planned and coordinated by and between
Torrey Pines and the Company. Neither of the parties shall act unilaterally in this regard without the prior written consent of the other; however, such consent shall not be unreasonably withheld.

   4.11. Exhibits. The Exhibit identified in this Agreement is incorporated herein by reference and made a part hereof.

   4.12. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

   4.13. Construction. The parties hereto have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption of burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement.


   4.14. No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any person other than the parties and their respective successors and permitted assigns.

   IN WITNESS WHEREOF, the parties have executed this Agreement.

Torrey Pines:                          The Company:

Torrey Pines Securities                BOATRACS, Inc.



By:_____________________
By:________________________


This Warrant Has Not Been Registered Under The Securities Act
Of 1933 Or Under
Any State Securities Laws And May Not Be Sold, Offered For
Sale, Pledged Or
Hypothecated In The Absence Of A Registration Statement in
Effect With Respect
To The Securities Under Such Act Or State Securities Laws Or
Any Opinion Of
Counsel Satisfactory To The Company That Such Registration Is
Not Required.

No. WB-1

Warrant to Purchase 25,000 Shares of
Common Stock, no par value per share



                     WARRANT TO PURCHASE COMMON STOCK
                                    of
                              BOATRACS, Inc.
                        Void after October 31, 1998

   This certifies that, for value received, Torrey Pines Securities, or registered assigns
("Holder") is entitled, subject to the terms set forth below, to purchase from BOATRACS, Inc.
(the "Company"), a California corporation, 25,000 shares of the Common Stock of the
Company, as constituted on the date hereof (the "Warrant Issue Date"), upon surrender hereof, at the principal office of the Company referred to below, with the subscription form attached hereto duly executed, and simultaneous payment therefor in lawful money of the United States or otherwise as hereinafter provided, at the Exercise Price as set forth in Section 2 below. The number of such shares of Common Stock are subject to adjustment as provided below. The term
"Warrant" as used herein shall include this Warrant, and any warrants delivered in substitution or exchange therefor as provided herein.

   "This Warrant is issued in connection with that certain
Common Stock Warrant
   Purchase Agreement between the Company and Torrey Pines described therein, dated as of October 31, 1995 (the ' Warrant Purchase Agreement').
The holder of this
   Warrant is subject to certain restrictions set forth in the Warrant Purchase Agreement and shall be entitled to certain rights and privileges set forth in the Warrant Purchase
   Agreement. This Warrant is the Warrant referred to as the 'Warrant' in the Warrant
   Purchase Agreement."

   1. Term of Warrant. Subject to the terms and conditions set forth herein, this Warrant shall be exercisable, in whole or in part, during the term commencing on the Warrant Issue Date and ending at 5:00 p.m., Pacific Standard Time, on October 31,
1998, and shall be void
thereafter.

   2.  Exercise Price.  The Exercise Price at which this
Warrant may be exercised shall be
one dollar and twenty-five cents ($1.50) per share of Common
Stock, as adjusted from time to
time pursuant to Section 11 hereof.

   3.  Exercise of Warrant.

     (a) The purchase rights represented by this Warrant are exercisable by the Holder in whole; such number being subject to adjustment as provided in
Section 11 below), at any time,
or from time to time, during the term hereof as described in
Section 1 above, by the surrender
of this Warrant and the Notice of Exercise annexed hereto duly completed and executed on behalf of the Holder, at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the Holder at the address of the Holder appearing on the books of the Company), upon payment in cash or by check acceptable to the Company.

     (b) This Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of its surrender for exercise as provided above, and the person entitled to receive the shares of Common Stock issuable upon such exercise shall be treated for all purposes as the holder of record of such shares as of the close of business on such date. As promptly as practicable on or after such date and in any event within ten (10) days thereafter, the Company at its expense shall issue and deliver to the person or persons entitled to receive the same a certificate or certificates for the number of shares issuable upon such exercise. In the event that this Warrant is exercised in part, the Company at its expense will execute and deliver a new Warrant of like tenor exercisable for the number of shares for which this Warrant may then be exercised.

   4. No Fractional Shares or Scrip. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. In lieu of any fractional share to which the Holder would otherwise be entitled, the Company shall make a cash payment equal to the Exercise Price multiplied by such fraction.

   5. Replacement of Warrant. On receipt of evidence reasonably satisfactory to the
Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of loss, theft or destruction, on delivery of an indemnity agreement reasonably satisfactory in form and substance to the Company or, in the case of mutilation, on surrender and cancellation of this
Warrant, the Company at its expense shall execute and deliver, in lieu of this Warrant, a new warrant of like tenor and amount.

   6. Rights of Stockholders. Subject to Sections 9 and 11 of this Warrant, the Holder shall not be entitled to vote or receive dividends or be deemed the holder of Common Stock or any other securities of the Company that may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the Holder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value, or change of stock to no par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until the Warrant shall have been exercised as provided herein.


   7.  Transfer of Warrant.

     (a)  Non-Transferability and Non-negotiability of
Warrant.  This Warrant may not be
transferred or assigned in whole or in part without the written consent of the Company in its sole and absolute discretion.

     (b)  Compliance with Securities Laws.

           (i) The Holder of this Warrant, by acceptance hereof, acknowledges that this
Warrant and the shares of Common Stock to be issued upon exercise hereof are being acquired solely for the Holder's own account and not as a nominee for any other party, and for investment, and that the Holder will not offer, sell or otherwise dispose of this Warrant or any shares of Common Stock to be issued upon exercise hereof or conversion thereof are being acquired solely for the Holder's own account and not as a nominee for any other party, and for investment, and that the Holder will not offer, sell or otherwise dispose of this Warrant or any shares of Common Stock to be issued upon exercise hereof except under circumstances that will not result in a violation of the Act or any state securities laws. Upon exercise of this Warrant, the Holder shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of Common Stock so purchased are being acquired solely for the
Holder's own account and not as a nominee for any other party, for investment, and not with a view toward distribution or resale.

           (ii) This Warrant and all shares of Common Stock issued upon exercise hereof shall be stamped or imprinted with a legend in substantially the following form (in addition to any legend required by state securities laws):

The Securities Represented Hereby Have Been Acquired For
Investment And Have
Not Been Registered Under The Securities Act Of 1933.  Such
Securities And Any
Securities Or Shares Issued Hereunder Or Thereunder May Not Be
Sold Or
Transferred In The Absence Of Such Registration Or An
Exemption Therefrom Under
Said Act.  Copies Of The Agreement Covering The Purchase Of
These Securities And
Restricting Their Transfer Or Sale May Be Obtained At No Cost
By Written Request
Made By The Holder Of Record Hereof To The Secretary Of The
Company At The
Principal Executive Offices Of The Company.

   8. Reservation of Stock. The Company covenants that during the term this Warrant is exercisable, the Company will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of this Warrant and, from time to time, will take all steps necessary to amend its Certificate of Incorporation (the "Certificate") to provide sufficient reserves of shares of Common Stock issuable upon exercise of the Warrant. The Company further covenants that all shares that may be issued upon the exercise of rights represented by this Warrant, upon exercise of the rights represented by this Warrant and payment of the Exercise Price, all as set forth herein, will be free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously or otherwise specified herein). The Company agrees that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock upon the exercise of this Warrant.

   9.  Notices.

     (a) Whenever the Exercise Price or number of shares purchasable hereunder shall be adjusted pursuant to Section 11 hereof, the Company shall issue a certificate signed by its Chief
Financial Officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the
Exercise Price and number of shares purchasable hereunder after giving effect to such adjustment, and shall cause a copy of such certificate to be mailed (by first-class mail, postage prepaid) to the Holder of this Warrant.

     (b)  In case:

           (i) the Company shall take a record of the holders of its Common Stock ( or other stock or securities at the time receivable upon the exercise of this Warrant) for the purpose of entitling them to receive any dividend or other distribution, or any right to subscribe for or purchase any shares of stock of any class or any other securities, or to receive any other right, or

           (ii) of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation, or any conveyance of all or substantially all of the assets of the Company to another corporation, or

           (iii) of any voluntary dissolution, liquidation or winding-up of the Company,

then, and in each such case, the Company will mail or cause to be mailed to the Holder or Holders a notice specifying, as the case may be, (A) the date on which a record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, or (B) the date on which such reorganization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common
Stock (or such stock or securities at the time receivable upon the exercise of this Warrant) shall be entitled to exchange their shares of Common Stock (or such other stock or securities) for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding-up. Such notice shall be mailed at least
15 days prior to the date therein specified.

     (c) All such notices, advice and communications shall be deemed to have been received
(i) in the case of personal delivery, on the date of such delivery and (ii) in the case of mailing, on the third business day following the date of such mailing.

   10.  Amendments.

     (a) Any term of this Warrant may be amended with the written consent of the Company and the holders of warrants representing not less than sixty percent (60%) of the shares of Common Stock issuable upon exercise of any and all outstanding Common Stock warrants (the
"Common Stock Warrants"), even without the consent of the Holder. Any amendment effected in accordance with this Section 10 shall be binding upon each holder of any of the Common
Stock Warrants, each future holder of all such Common Stock Warrants, and the Company;
provided, however, that no special consideration or inducement may be given to any such holder in connection with such consent that is not given ratably to all such holders, and that such amendment must apply to all such holders equally and ratably in accordance with the number of shares of Common Stock issuable upon exercise of their Common Stock Warrants. The
Company shall promptly give notice to all holders of Common Stock Warrants of any amendment effected in accordance with this Section 10.

     (b) No waivers of, or exceptions to, any term, condition or provision of this Warrant, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such term, condition or provision.

   11. Adjustments. The Exercise Price and the number of shares purchasable hereunder are subject to adjustment from time to time as follows:

     11.1. Merger, Sale of Assets, etc. If at any time while this Warrant, or any portion thereof, is outstanding and unexpired there shall be (i) a reorganization (other than a combination, reclassification, exchange or subdivision of shares otherwise provided for herein),
(ii) a merger or consolidation of the Company with or into another corporation in which the
Company is not the surviving entity, or a reverse triangular merger in which the Company is the surviving entity but the shares of the Company's capital stock outstanding immediately prior to the merger are converted by virtue of the merger into other property, whether in the form of securities, cash, or otherwise, or (iii) a sale or transfer of the Company's properties and assets as, or substantially as, an entirety to any other person, then, as a part of such reorganization, merger, consolidation, sale or transfer, lawful provisions shall be made so that the holder of this Warrant shall thereafter be entitled to receive upon exercise of this Warrant, during the period specified herein and upon payment of the Exercise Price then in effect, the number of shares of stock or other securities or property of the successor corporation resulting from such reorganization, merger, consolidation, sale or transfer that a holder of the shares deliverable upon exercise of this Warrant would have been entitled to receive in such reorganization, consolidation, merger, sale or transfer if this Warrant had been exercised immediately before such reorganization, merger, consolidation, sale or transfer, all subject to further adjustment as provided in this Section 11. The foregoing provisions of this
Section 11.1 shall similarly apply
to successive reorganizations, consolidations, mergers, sales and transfers and to the stock or securities of any other corporation that are at the time receivable upon the exercise of this Warrant. If the per-share consideration payable to the holder hereof for shares in connection with any such transaction is in the form other than cash or marketable securities, then the value of such consideration shall be determined in good faith by the Company's Board of Directors.
In all events, appropriate adjustment (as determined in good faith by the Company's Board of Directors) shall be made in the application of the provisions of this Warrant with respect to the rights and interests of the Holder after the transaction, to the end that the provisions of this Warrant shall be applicable after that event, as near as reasonably may be, in relation to any shares or other property deliverable after that event upon exercise of this Warrant.

     11.2. Reclassification, etc. If the Company, at any time while this Warrant, or any portion thereof, remains outstanding and unexpired by reclassification of securities or otherwise, shall change any of the securities as to which purchase rights under this Warrant exist into the same or a different number of securities of any other class or classes, this Warrant shall thereafter represent the right to acquire such number and kind of securities as would have been issuable as the result of such change with respect to the securities that were subject to the purchase rights under this Warrant immediately prior to such reclassification or other change and the Exercise Price therefor shall be appropriately adjusted, all subject to further adjustment as provided in this Section 11.

     11.3. Split, Subdivision or Combination of Shares. If the Company at any time while this Warrant, or any portion thereof, remains outstanding and unexpired shall split, subdivide or combine the securities as to which purchase rights under this Warrant exist, into a different number of securities of the same class, the Exercise Price for such securities shall be proportionately decreased in the case of a split or subdivision or proportionately increased in the case of a combination.

     11.4. Adjustment for Dividends in Stock or Other Securities or Property. If while this Warrant, or any portion hereof, remains outstanding and unexpired the holders of the securities as to which purchase rights under this Warrant exist at the time shall have received, or, on or after the record date fixed for the determination of eligible Stockholders, shall have become entitled to receive, without payment therefor, other or additional stock or other securities or property (other than cash) of the Company by way of dividend, then and in each case, this Warrant shall represent the right to acquire, in addition to the number of shares of the security receivable upon exercise of this Warrant, and without payment of any additional consideration therefor, the amount of such other or additional stock or other securities or property (other than cash) of the Company that such holder would hold on the date of such exercise had it been the holder of record of the security receivable upon exercise of this Warrant on the date hereof and had thereafter, during the period from the date hereof to and including the date of such exercise, retained such shares and/or all other additional stock available by it as aforesaid during such period, giving effect to all adjustments called for during such period by the provisions of this
Section 11.

     11.5. Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment pursuant to this Section 11, the Company at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each Holder of this Warrant a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Company shall, upon the written request, at any time, of any such Holder, furnish or cause to be furnished to such Holder a like certificate setting forth: (i) such adjustments and readjustments; (ii) the Exercise Price at the time in effect; and (iii) the number of shares and the amount, if any, of other property that at the time would be received upon the exercise of the Warrant.

     11.6. Impairment. The Company will not, by any voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Section 11 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holders of this Warrant against impairment.

   12.  Registration Rights.

   (a) If the Company shall determine, at any time during the period commencing with the
Warrant Issue Date and ending at 5:00 p.m., Pacific Standard Time, on October 31, 1998, to register any of its Common Stock, for its own account or the account of any of its shareholders, other than a registration relating solely to employee benefit plans, or a registration relating solely to an SEC Rule 145 transaction, or a registration on any form (other than Form SB-1, SB-2, S-
1, S-2, or S-3, or their successor forms) that does not include substantially the same information as would be required to be included in a registration statement covering the sale of the shares subject to this Warrant (the "Shares"), then: (i) the Company shall, pursuant to the then-applicable rules and regulations under the Securities Act of 1933, include a secondary offering of the Shares held by the Holder with such public offering in a single registration; (ii) the
Company shall in every such instance give reasonable written notice thereof to the Holder as soon as practicable prior to the filing of such registration statement; and (iii) the Company shall, upon the written request of the Holder made within fifteen
(15) days of the mailing of said
written notice by the Company, include in such registration statement such number of the Shares as the Holder may request. Any such registration statement shall remain effective for a period of not less than ninety (90) days following its effective date; provided, however, that if the Holder defers the sale of the Shares pursuant to subsection
(b) hereunder, then the Company
shall keep such registration statement current for an additional period of ninety (90) days;
provided further, that the Company shall have no duty to file any amendment to any such registration statement at any time that the Company reasonably believes that disclosure of the information required to be included in such amendment would be premature or contrary to the best interests of the Company and its securities holders. The inclusion of the Shares in any registration statement shall be without any expense to the Holder, other than fees and expenses of counsel to the Holder and any underwriting discounts or commissions. Neither the delivery of such notice by the Company nor such request by the Holder shall in any way obligate the Company to file such registration statement, and notwithstanding the filing of such registration statement, the Company may, at any time prior to the effective date thereof, determine not to offer the securities to which such registration statement relates, without liability to the Holder.
In the event the Company fails to receive written notice from the Holder within fifteen (15) days of the mailing of said written notice by the Company, then the Company shall treat such failure as having the same force and effect as if the Holder had advised the Company that the Holder does not intend to include any of the Shares in such registration statement. If the Holder shall advise or be deemed to have advised the Company of its intention not to include any of the Shares in such registration statement, then the Holder shall, for a period of (90) days thereafter, refrain from demanding its rights pursuant to this subsection
(a).

   (b) Notwithstanding the provisions of subsection (a) above, if the offering subject to any registration statement referred to in subsection (a) hereunder is made by the Company and is underwritten, and if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit the number of Shares to be included in the registration and underwriting, or may exclude the Shares entirely from such registration. Further, upon the request of the managing underwriter of any underwritten offering: (i) the Holder shall agree not to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of the Shares, whether pursuant to such registration statement or otherwise, without the written consent of the Company or the managing underwriter, for a period of up to one hundred and eighty
(180) days following the effective date
of such registration statement.

   (c) The Company shall use its reasonable efforts to cause any registration statement covering all or any portion of the Shares to become effective as promptly as possible and, if any stop order shall be issued in connection therewith, to use its reasonable efforts to obtain the removal of such order. The Company shall furnish the selling Holder with copies of preliminary prospectuses (together with any supplements thereto) and other documents necessary or incidental to the offering being made by the Holder in such quantities as the Holder may reasonably request. The Holder agrees to cooperate in all respects with the Company in effectuating the foregoing. The obligations of the Company to the Holder hereunder are expressly conditioned on the timely furnishing in writing by the Holder to the Company of such information concerning the Holder and the terms of the Holder's proposed offering as the Company may reasonably request.

   (d) Nothing herein shall be construed to require the Holder to exercise the Warrant with respect to the Shares which the Holder is entitled to require the Company to register pursuant to any provision of this Section 12 prior to the effective date of the registration statement effecting such registration.

   13.  Miscellaneous.

     13.1. Expiration on Saturdays, Sundays and Holidays. If the term of this Warrant shall expire pursuant to Section 1 on any Saturday, Sunday or Federal holiday, the term of this Warrant shall be extended to the close of business on the next business day following the
Saturday, Sunday or Federal holiday upon which the term of this Warrant expired pursuant to
Section 1.

   IN WITNESS WHEREOF, BOATRACS, Inc. has caused this Warrant to be executed by its officers thereunto duly authorized.

Dated:


HOLDER:                       BOATRACS, Inc.


By:                           By:

                            NOTICE OF EXERCISE

To: BOATRACS, Inc.

     1. The undersigned hereby elects to purchase 25,000 shares of Common Stock of
BOATRACS, Inc. pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price for such shares in full.

     2. In exercising this Warrant, the undersigned hereby confirms and acknowledges that the shares of Common Stock or the Common Stock to be issued upon conversion thereof are being acquired solely for the account of the undersigned and not as a nominee for any other party, and for investment, and that the undersigned will not offer, sell or otherwise dispose of any such shares of Common Stock except under circumstances that will not result in a violation of the Securities Act of 1933, as amended, or any state securities laws.

     3. Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:



                              (Name)



                              (Name)

                              ASSIGNMENT FORM

     FOR VALUE RECEIVED, the undersigned registered owner of this Warrant hereby sells, assigns and transfer unto the Assignee named below all of the rights of the undersigned under the within Warrant, with respect to the number of shares of Common Stock set forth below:

     Name of Assignee  Address                         No. of
Shares







and does hereby irrevocably constitute and appoint Attorney
________________________ to
make such transfer on the books of BOATRACS, Inc. maintained for the purpose, with full power of substitution in the premises.

     The undersigned also represents that, by assignment hereof, the Assignee acknowledges that this Warrant and the shares of stock to be issued upon exercise hereof or conversion thereof are being acquired for investment and that the Assignee will not offer, sell or otherwise dispose of this Warrant or any shares of stock to be issued upon exercise hereof or conversion thereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended, or any state securities laws. Further, the Assignee has acknowledged that upon exercise of this Warrant, the Assignee shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of stock so purchased are being acquired for investment and not with a view toward distribution or resale.

Dated:
                              Signature of Holder



Boatracs, Inc. hereby consents to this Assignment pursuant to
Section 7(a) of the Warrant.



Dated:                        Michael Silverman, President