Form 10QSB
period 1996-03-31
BOATRACS INC /CA/
filed 1996-05-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1996

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

             APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,602,310 shares of common stock as of April 30, 1996.

Transitional Small Business Disclosure Format (check one):
Yes     No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                                  Three Months Ended March 31
                                         1996      1995

REVENUES:
Communications systems sales           $460,973  $193,181
Messaging                               443,632   260,354

        TOTAL REVENUES                  904,605   453,535

COSTS AND EXPENSES:
Communications systems sales            304,085   103,701
Messaging                               253,698   166,210
Selling, general and administrative     532,303   349,894

        TOTAL COSTS AND EXPENSES      1,090,086   619,805

LOSS FROM OPERATIONS                   (185,481) (166,270)

Interest expense                         (1,195)   (7,306)

Interest income                          17,360     4,861

NET LOSS                              ($169,316)($168,715)


NET LOSS PER SHARE                        ($.01)   ($0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                12,582,846 9,950,343







See Notes to Financial Statements

BOATRACS, INC.
BALANCE SHEETS (Unaudited)

                                                    March 31       December 31
                                                       1996            1995
ASSETS

CURRENT ASSETS:
  Cash                                               $147,893        $151,728
  Investment Securities                             1,195,331       1,464,849
  Accounts receivable (net of allowance for
    uncollectible accounts of $15,958 and $18,297
    in 1996 and 1995, respectively)                   536,739         407,492
  Inventories                                          23,505          32,309
  Prepaid expenses and other assets                    15,962          16,625

        TOTAL CURRENT ASSETS                        1,919,430       2,073,003

NOTES RECEIVABLE                                      322,543         214,775
PROPERTY at cost (net of accumulated
  depreciation of $69,198 and $61,499 in
  1996 and 1995, respectively)                         94,751          72,399

TOTAL                                              $2,336,724      $2,360,177

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $765,583        $692,757
  Current portion of capital lease obligation             387             708

        TOTAL CURRENT LIABILITIES                     765,970         693,465

LONG-TERM LIABILITIES:
  Deferred Compensation                               369,230         369,230

             TOTAL LIABILITIES                      1,135,200       1,062,695

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, authorized
    1,000,000 shares, no shares issued and outstanding
  Common stock, no par value, authorized
    100,000,000 shares; issued and outstanding
    12,602,310 and 12,577,710 in 1996 and 1995,
    respectively                                    4,210,925       4,186,325
  Accumulated deficit                              (2,453,180)     (2,283,864)
  Note receivable for Common Stock issued            (556,221)       (604,979)

        TOTAL SHAREHOLDERS' EQUITY                  1,201,524       1,297,482

TOTAL                                              $2,336,724      $2,360,177

See Notes to Financial Statements

BOATRACS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Three months ended March 31
                                                     1996          1995

Operating activities:
Net loss                                          ($169,316)    ($168,715)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                     7,699         6,811
    Accrued interest on long-term debt                    0         7,214
    Accrued interest on notes receivable             (2,147)            0
  Changes in assets and liabilities:
    Accounts receivable                            (129,246)     (136,159)
    Inventories                                       8,804       (26,345)
    Prepaid expenses and other assets                   662       (19,569)
    Accounts payable and accrued expenses            97,426       135,805
Net cash used in operating activities              (186,118)     (200,958)

Investing activities:
  Purchases of capital equipment                    (30,051)       (8,319)
  Net maturities of investment securities           269,518             0
Net cash provided by (used in) investing activities 239,467        (8,319)

Financing activities:
  Payments received on note receivable issued for
    common stock                                     48,758         1,500
  Increase in notes receivable                     (105,621)      (11,000)
  Payments on capital lease obligation                 (321)         (419)
Net cash used in financing activities               (57,184)       (9,919)

Net decrease in cash                                 (3,835)     (219,196)

Cash at beginning of period                         151,728       531,753

Cash at end of period                              $147,893      $312,557

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for note receivable                  $0      $737,000
Conversion of deposit to equity                           0        50,000
Common stock issued for services rendered            24,600             0



See Notes to Financial Statements

                       BOATRACS, INC.

          NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996.

NOTE 2 - NET LOSS PER SHARE

Net Loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period including common stock equivalents. Net loss per share is unchanged on a fully diluted basis for all periods presented.

NOTE 3 - NOTES RECEIVABLE

During October 1994, the Company entered into an agreement with a Canadian company whereby it agreed to advance up to $20,000. The agreement was amended during 1995 and the first quarter of 1996, increasing the advance to $108,000 at March 31, 1996. Advances bear interest at 9% per annum and are due on demand. Advances under the agreement totaled $78,000 at December 31, 1995. The note has been classified as long-term based upon the Company's intent not to request payment prior to April 1, 1997.

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

During 1995, the Company entered a note receivable agreement with an individual who is an officer, Director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances are secured by deferred compensation, bear interest at 5.5% and are due on demand. Advances under the agreement totaled $120,000 at December 31, 1995 and $190,000 at March 31, 1996, plus accrued interest. The note has been classified as long-term based upon the Company's intent not to request payment prior to April 1, 1997.

NOTE 4 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 9%, of BOATRACS, Inc. common stock increasing the shares outstanding at that date to 11,122,651. The shares were issued for a total consideration of $737,000 which will be paid by providing discounts on future purchases of OmniTRACS equipment and messaging units from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the first quarter of 1996, a total of $48,758 in discounts had been earned reducing the receivable balance to $556,221, compared to the first quarter of the prior year when $1,500 of discounts were earned reducing the receivable balance to $735,500.

NOTE 5 - REGISTRATION STATEMENTS WITH THE SECURITIES AND
EXCHANGE COMMISSION

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

On October 31,1995, the Company filed a second registration
statement with the Securities Exchange Commission
registering an additional 1,275,375 newly issued shares
which were issued to new and existing shareholders in
September 1995.   The Company did not receive any proceeds
from the transaction.

Proceeds net of commissions in the amount of $1,904,292 were raised from the Private Placement Offering in September
1995.


NOTE 6 - SUBSEQUENT EVENTS

On May 3, 1996, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission to register a total of 6,033,385 shares held by certain shareholders. The Company did not receive any proceeds from the transaction.

On April 3, 1996, the Company issued stock options to purchase 252,500 shares of BOATRACS, Inc. common stock at a grant price of $1.00 per share to company employees and Directors. The grants were subject to approval at the Annual Meeting on May 9, 1996, which was granted by shareholders.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). The OmniTRACS system provides confidential two-way communications between vessels at sea and base stations on land or with other vessels and is effective while a vessel is within the satellite's "footprint," which extends roughly 200 to 400 miles offshore of the continental United States. The system also allows for hourly position tracking and 24 hour messaging service and, using supplementary products, can provide engine performance and fuel consumption monitoring.

The Company was incorporated in California in 1982 under the name First National Corporation as a bank holding company. From 1982 to 1993, the Company provided, through its wholly-owned subsidiaries, business and individual banking services and certain corporate trust services.

On November 9, 1993, First National Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc., ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM. The merger of Old BOATRACS with and into the Company (the "Merger") was implemented pursuant to a Plan and Agreement of Reorganization that was approved by the Bankruptcy Court. First National Corporation had no significant assets or operations at the effective date of the Merger. The Company intends to operate and continue the business of Old BOATRACS.

For the Three Months Ended March 31, 1996 and 1995

Total revenues for the quarter ended March 31, 1996 were $904,605, an increase of $451,070 or 99.5% as compared to total revenues of $453,535 for the quarter ended March 31, 1995.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $460,973 or 51.0% of total revenues, an increase of $267,792 or 138.6% compared to $193,181 or 42.6% of total revenues in the first quarter of 1995. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in the first quarter of 1996 compared to the same period in 1995. Messaging revenues were $443,632 or 49.0% of total revenues, an increase of $183,278 or 70.4% compared to $260,354 or 57.4%
of total revenues in the first quarter of 1995. The increase in revenues reflects an overall increase in messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $304,085 or 66% of communications systems revenues for the quarter ended March 31, 1996, an increase of $200,384 or 193%, compared to $103,701 which represented 53.7% of communications systems revenues in the corresponding quarter of the prior year.
The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The increase in communications systems expenses as a percentage of communications systems revenues is primarily due to fewer software sales which have a higher margin in the first quarter of 1996, compared to the first quarter of 1995 and more units sold at volume discounts in 1996, compared to
1995.    Messaging expenses were $253,698 or 57.2% of
messaging revenues for the quarter ended March 31, 1996, an increase of $87,488 or 52.6%, compared to $166,210 which represented 63.8% of messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased BOATRACS systems installed on vessels and increased usage by some customers. The decrease in messaging costs as a percentage of messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $532,303 or 58.8% of total revenues for the quarter ended March 31, 1996, an increase of $182,409 or 52.1%, compared to $349,894 or 77.2% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to additional expenses incurred, including the hiring of additional sales and messaging personnel and general increases in operating expenses associated with the Company's growth. In addition, the Company has incurred significant costs pursuing the commencement of operations in Europe, including travel, legal, opening and maintaining a messaging center in The Netherlands, payment to various consultants and participation in European trade shows. The Company also has incurred costs in the development of software to facilitate customer operations. The costs are written off as incurred. A breakdown of operating results for the first quarter 1996 on a geographical basis reflects a pretax profit of approximately $74,000 for U.S. operations before research and development of software expenses.

Interest expense for the quarter ended March 31, 1996 was $1,195 or .13% of total revenues, a decrease of $6,111 compared to $7,306 which was 1.6% of total revenues in the prior corresponding quarter. The dollar decrease reflects the effects of a decrease in average outstanding debt balances over the corresponding quarter in the prior year.
The interest expense in the first quarter of 1996 was incurred as a result of short-term borrowings against investments.

Other income of $17,360 in the quarter ended March 31, 1996 represents interest earned on cash investments. This represents an increase of $12,499 or 257%, compared to interest income of $4,861 in the first quarter of 1995.


Liquidity and Capital Resources

The Company's cash balance at March 31, 1996 was $147,893, a decrease of $3,835 over the December 31, 1995 cash balance of $151,728. At March 31, 1996, working capital was $1,153,460, a decrease of $226,078 from the working capital of $1,379,538 at December 31, 1995. Cash of $186,118 was
used in operating activities, cash of $239,467 was provided by investing activities and cash of $57,184 was used in financing activities in the first three months of 1996.

Accounts receivable increased $129,246 at March 31, 1996 compared to December 31, 1995, due to the increased sales and messaging charges in the first quarter not yet paid for. Inventory decreased $8,804 at March 31, 1996 compared to year end, primarily due to decreased units, antennas and
components on hand.   Notes receivable increased $105,621 at
March 31, 1996 compared to year end due to monies loaned in connection with Promissory Notes (see Note 3 to the financial statements).

Accounts payable and other accrued expenses increased
$72,826 at March 31, 1996 compared to year end, primarily due to payables due to the supplier of BOATRACS communications and messaging systems. Reduction of note receivable for common stock issued in the amount of $48,758 relates to discounts received on purchases of equipment and messaging from the supplier as provided in accordance with the terms of the note. (See Note 4 to the financial statements.)

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


PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Inapplicable

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Thursday, May 9, 1996, the Company held the Annual
Meeting of Shareholders at the Wyndham Hotel, San Diego,
California.

The following Directors were elected:

                              FOR            AGAINST

Michael Silverman          10,728,445           0
Annette Friskopp           10,728,445           0
Giles Bateman              10,728,445           0
Norman Kane                10,728,445           0
Luis Maizel                10,728,445           0
Ilana Silverman            10,728,445           0


The following matters were adopted at the meeting:

1.   Approval of the BOATRACS, Inc. 1996 Stock Option Plan.

        FOR          AGAINST        ABSTAIN      NON-VOTE

     9,558,428        217,142        5,341      2,821,399


2. Amendment of the Company's By-laws to increase the number of authorized Directors from five to nine.

        FOR          AGAINST        ABSTAIN      NON-VOTE

     10,720,747         3,474        5,757      1,872,332


ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          Item
          (a)(1)  Exhibit  3 - Amendment of the By-laws-
                  Article III Section 2 (filed herewith).

          (a) (2) Exhibit 11 - Computation re Net Income
                 (Loss) per share (filed herewith).

                         SIGNATURES


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BOATRACS, Inc.
                              Registrant


May 14, 1996                /s/MICHAEL SILVERMAN
Date                           Michael Silverman
                               Chief Executive Officer


May 14, 1996                /s/ANNETTE FRISKOPP
Date                           Annette Friskopp
                               Chief Operating Officer



May 14, 1996                /s/DALE FISHER
Date                           Dale Fisher
                               Chief Financial Officer