Form 10QSB
period 1996-09-30
BOATRACS INC /CA/
filed 1996-11-13
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

x Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

o TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,602,310 shares of common stock as of November 1, 1996.

Transitional Small Business Disclosure Format (check one): Yes  __  No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
STATEMENTS OF OPERATIONS (Unaudited)

							Three Months Ended         Nine Months Ended
							      September 30,              September 30,
							  1996       1995            1996       1995

REVENUES:
Communications systems sales    $384,734    $410,242     $1,259,240  $1,129,164
Messaging                        546,588     379,913      1,480,380     939,667

	TOTAL REVENUES                 $931,322    $790,155     $2,739,620  $2,068,831

COSTS AND EXPENSES:
Communications systems sales     236,953     297,866        812,991     764,956
Messaging                        285,226     228,049        801,236     577,496
Selling, general and
administrative                   642,730     373,466      1,809,860   1,089,608

	TOTAL COSTS AND
	EXPENSES                     $1,164,909    $899,381     $3,424,087  $2,432,060

LOSS FROM OPERATIONS            (233,587)   (109,226)      (684,467)   (363,229)

INTEREST EXPENSE                    (255)     (2,048)        (2,418)    (16,069)

INTEREST INCOME                   12,806       7,845         49,155      14,938

NET LOSS                       ($221,036)  ($103,429)     ($637,730)  ($364,360)

NET LOSS PER SHARE                 ($.02)      ($.01)         ($.05)      ($.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING         12,602,310  11,386,699     12,595,845  10,838,994


See Notes to Financial Statements

BOATRACS, INC.
BALANCE SHEETS (Unaudited)
									 September 30,         December 31,
ASSETS                                       1996                  1995

CURRENT ASSETS:
  Cash                                      $2,105               $151,728
  Investment securities                    631,660              1,464,849
  Accounts receivable (net of allowance
  for uncollectible accounts of $13,534
  and $18,297 in 1996 and 1995,
  respectively)                            694,658                407,492
  Inventories                               60,252                 32,309
  Prepaid expenses and other assets         51,440                 16,625
	TOTAL CURRENT ASSETS                    1,440,115              2,073,003

NOTES RECEIVABLE:
    Stockholder/Officer                    319,839                120,455
    Other                                  178,463                 94,320
       TOTAL NOTES RECEIVABLE              498,302                214,775

PROPERTY at cost (net of accumulated
  depreciation of $88,218 and $61,499 in
  1996 and 1995, respectively)             107,362                 72,399

TOTAL                                   $2,045,779             $2,360,177

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $847,514               $692,757
  Current portion of capital lease
  obligation                                     0                    708
	TOTAL CURRENT LIABILITIES                 847,514                693,465

LONG-TERM LIABILITIES:
  Deferred Compensation                    369,230                369,230

	     TOTAL LIABILITIES                  1,216,744              1,062,695

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value,
    authorized 1,000,000 shares, no shares
    issued and outstanding
  Common stock, no par value, authorized
    100,000,000 shares; issued and
    outstanding 12,602,310 and
    12,577,710 in 1996 and 1995,
    respectively                         4,210,925              4,186,325
  Accumulated deficit                   (2,921,594)            (2,283,864)
  Note receivable for Common Stock
   issued                                 (460,296)              (604,979)

	TOTAL SHAREHOLDERS' EQUITY                829,035              1,297,482

TOTAL                                   $2,045,779             $2,360,177

See Notes to Financial Statements

BOATRACS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

								Nine Months Ended September 30,
									1996               1995

Operating activities:
Net loss                                   ($637,730)      ($364,360)
  Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
    Depreciation and amortization             26,719          26,083
    Accrued interest on long-term debt                        15,837
    Bad debt expense                                          16,671
  Changes in assets and liabilities:
    Accounts receivable                     (287,166)       (220,840)
    Inventories                              (27,943)        (29,084)
    Prepaid expenses and other assets        (34,815)         (8,825)
    Accounts payable and accrued expenses    179,357         566,791
Net cash (used in) provided by operating
activities                                  (781,578)          2,273

Investing activities:
  Purchases of capital equipment             (61,682)        (46,518)
  Net maturities (purchases) of investment
   securities                                833,189      (1,803,098)
Net cash provided by (used in) investing
 activities                                  771,507      (1,849,616)

Financing activities:
  Payments received on note receivable
   issued for common stock                   144,683          95,528
  Increase in notes receivable and accrued
   interest                                 (283,527)        (45,000)
  Payments on capital lease obligation          (708)         (1,164)
  Proceed from issuance of common stock                    1,876,542
  Pay-off of Note Payable and accrued
   interest                                                 (168,637)
Net cash (used in) provided by financing
 activities                                 (139,552)      1,757,269

Net decrease in cash                        (149,623)        (90,074)

Cash at beginning of period                  151,728         531,753

Cash at end of period                         $2,105        $441,679

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for services rendered       $24,600           $0
Common stock issued for note receivable              $0     $737,000
Conversion of promissory note and interest to
 equity                                              $0     $215,621
Conversion of deposit to equity                      $0      $50,000

See Notes to Financial Statements

BOATRACS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996.

NOTE 2 - NET LOSS PER SHARE

Net loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period including common stock equivalents. Net loss per share is unchanged on a fully diluted basis for all periods presented.

NOTE 3 - NOTES RECEIVABLE

Stockholder/Officer-   During 1995, the Company entered into a Promissory
Note with an individual who is an officer, Director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances are secured by deferred compensation, bear interest at 5.5% and are due on demand. Advances under the agreement totaled $120,000 at December 31, 1995 and $310,000 at September 30, 1996, plus accrued interest. The note has been classified as long-term based upon the Company's intent not to request payment prior to October 1, 1997.

Other Notes- During October 1994, the Company entered into an agreement with OceanTrac Systems ("Systems"), a Canadian company, whereby it agreed to advance up to $20,000. The agreement was amended during 1995 and the first three quarters of 1996, increasing the advance to $178,463 at September 30, 1996. Advances bear interest at 9% per annum and are due on demand. Advances under the agreement totaled $78,000 at December 31, 1995. The note has been classified as long-term based upon the Company's intent not to request payment prior to October 1, 1997.

In September 1996, the Company entered into an agreement with Systems reflecting the terms of a Memorandum of Understanding between the Company and Systems, providing for the establishment of OceanTrac, Incorporated, a wholly-owned Canadian subsidiary of Systems ("OceanTrac"). Under the terms of the agreement, OceanTrac will act as the sole representative of Systems for marketing, distribution and sales of the Boatracs system, and any related business in the territory granted under the license from the Company, which includes the Canadian provinces of Ontario, Quebec, New Brunswick, Prince Edward Island,
Nova Scotia, Newfoundland & Labrador.

NOTE 4 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 9%, of BOATRACS, Inc. common stock increasing the shares outstanding at that date to 11,122,651. The shares were issued for total consideration of $737,000 which will be paid by providing discounts on future purchases of OmniTRACS equipment and messaging units from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the third quarter of 1996, a total of $48,526 in discounts were earned reducing the receivable balance to $460,296, compared to the third quarter of the prior year when $49,382 of discounts were earned, reducing the receivable balance to $641,472.

NOTE 5 - SELLING SHAREHOLDER REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION

On May 7, 1996, the Company filed Post-Effective Amendment No. 3 to its Form S-1, which provides for registration of 6,033,385 shares on behalf of certain selling shareholders, including (1) certain shareholders of the predecessor company to Boatracs; (2) QUALCOMM, Inc., the Company's sole supplier;
(3) shares received by a director on conversion of a note and (4) shares issued in a private placement in the last quarter of 1995. The Company did not receive any proceeds from the transaction.

NOTE 6 - STOCK OPTIONS

During April 1996, the Company awarded to certain employees and directors of the Company a total of 252,500 stock options at an exercise price of $1.00 per share and in May 1996, 20,000 options were awarded at an exercise price of $1.81 per share. The options vest over five years and expire in seven years.
In September 1996, an additional 170,000 options were granted to an employee at an exercise price of $1.18.

NOTE 7 - SAR-SEP PLAN

During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis commencing in 1996. Currently, the Company does not plan to contribute to this Plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). The OmniTRACS system provides confidential two-way communications between vessels at sea and base stations on land or with other vessels and is effective while a vessel is within the satellite's "footprint," which extends roughly 200 to 400 miles offshore of the continental United States. The system also allows for hourly position tracking and 24 hour messaging service and, using supplementary products, can provide engine performance and fuel consumption monitoring.

The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, INC., the sole supplier of equipment sold by the Company and reliance upon Qualcomm's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are described fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The Company was incorporated in California in 1982 under the name First National Corporation as a bank holding company. From 1982 to 1993, the Company provided, through its wholly-owned subsidiaries, business and individual banking services and certain corporate trust services.

On November 9, 1993, First National Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc., ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM. The merger of Old BOATRACS with and into the Company (the "Merger") was implemented pursuant to a Plan and Agreement of Reorganization that was approved by the Bankruptcy Court. First National Corporation had no significant assets or operations at the effective date of the Merger. The Company has operated the business of Old BOATRACS.



For the Three Months Ended September 30, 1996 and 1995

Total revenues for the quarter ended September 30, 1996 were $931,322, an increase of $141,167 or 17.9% as compared to total revenues of $790,155 for the quarter ended September 30, 1995.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $384,734 or 41.3% of total revenues, a decrease of $25,508 or 6.2% compared to $410,242 or 51.9% of total revenues in the third quarter of 1995. The decrease in communication systems revenues primarily reflects timing differences in the installation of units at several major customers in the third quarter of 1996 compared to the same period in 1995, partially offset by an increase in software sales in the third quarter of 1996 compared to the same period in the prior year. Messaging revenues were $546,588 or 58.7% of total revenues, an increase of $166,675 or 43.9% compared to $379,913 or 48.1% of total revenues in the third quarter of 1995. The increase in messaging revenues reflects an overall increase in messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by a number of customers.

Communications systems expenses were $236,953 or 61.6% of communications systems revenues for the quarter ended September 30, 1996, a decrease of $60,913 or 20.5%, compared to $297,866 which represented 72.6% of communications systems revenues in the corresponding quarter of the prior year. The dollar decrease in expenses primarily reflects the decrease in sales of BOATRACS systems. The decrease in communications systems expenses as a percentage of communications systems revenues is primarily due to a lower cost to the Company per unit charged by the supplier commencing in the second quarter of 1996. Messaging expenses were $285,226 or 52.2% of messaging revenues for the quarter ended September 30, 1996, an increase of $57,177 or 25.1%, compared to $228,049 which represented 60.0% of messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased BOATRACS systems installed on vessels and increased usage by some customers. The decrease in messaging costs as a percentage of messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service and a change in the price structure charged by the Company's supplier.

Selling, general and administrative expenses were $642,730 or 69.0% of total
revenues   for the quarter ended September 30, 1996, an increase of $269,264 or 72.1%, compared to $373,466 or 47.3% of total revenues in the prior corresponding quarter.

The increased dollar amount is primarily attributable to additional expenses
incurred,   including the hiring of additional  sales and technical personnel,
increased costs in   shareholder relations, rent, and other general increases
in operating expenses associated with the Company's growth, offset in part by a reduction of legal and accounting expenses. In addition, the Company has incurred significant increased costs compared to the prior quarter pursuing the commencement of operations in Europe, including travel, maintaining a messaging center in The Netherlands and various consultant fees.
The Company also has incurred increased costs during the third quarter of 1996 compared to 1995 in the development of software to facilitate customer operations. The costs are written off as incurred. A breakdown of operating results for the third quarter of 1996 on a geographical basis reflects pretax income of approximately $128,000 for U.S. operations before software research and development expenses.

Interest expense for the quarter ended September 30, 1996 was $255 or .03% of total revenues, a decrease of $1,793 compared to $2,048 which was .26% of total revenues in the prior corresponding quarter. The dollar decrease reflects the effects of a decrease in average outstanding debt balances over the corresponding quarter in the prior year. Interest expense in the third quarter of 1996 was incurred on short-term borrowings against investments.

Interest income of $12,806 in the quarter ended September 30, 1996 represents interest earned on cash investments. This represents an increase of $4,961 or 63.2%, compared to interest income of $7,845 in the third quarter of 1995.

For the Nine Months Ended September 30, 1996 and 1995

Total revenues for the nine months ended September 30, 1996, were $2,739,620, an increase of $670,789 or 32.4% as compared to total revenues of $2,068,831 for the nine months ended September 30, 1995.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $1,259,240 or 46.0% of total revenues, an increase of $130,076 or 11.5% compared to $1,129,164 or 54.6% of total revenues for the nine months ended September 30, 1995. The increase in communication systems revenues primarily reflects increased sales of communication units and software to vessels for the nine months ended September 30, 1996, compared to the same period in 1995.

Messaging revenues were $1,480,380 or 54.0% of total revenues, an increase of $540,713 or 57.5% compared to $939,667 or 45.4% of total revenues for the nine months ended September 30,1995. The increase in revenues reflects an overall increase in messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by a number of customers.

Communications systems expenses were $812,991 or 64.6% of communications systems revenues for the nine months ended September 30, 1996, an increase of $48,035 or 6.3%, compared to $764,956 which represented 67.8% of communications systems revenues in the corresponding nine months of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The decrease in communications systems expenses as a percentage of communications systems revenues is due primarily to a reduction in the cost by the supplier to the Company per unit which commenced in the second quarter. Messaging expenses were $801,236 or 54.1% of messaging revenues for the nine months ended September 30, 1996, an increase of $223,740 or 38.7%, compared to $577,496 which represented 61.5% of messaging revenues in the corresponding nine months of the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased BOATRACS systems installed on vessels and increased usage by some customers. The decrease in messaging costs as a percentage of messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service and a change in the price structure charged by the Company's supplier.

Selling, general and administrative expenses were $1,809,860 or 66.1% of total revenues for the nine months ended September 30, 1996, an increase of $720,252 or 66.1%, compared to $1,089,608 or 52.7% of total revenues in the corresponding nine months of the prior year. The increased dollar amount is primarily attributable to additional expenses incurred, including the hiring
of additional  sales and technical   personnel, rent expense and other general
increases in operating expenses associated with the Company's growth, offset in part by reduced legal and accounting expenses compared to the prior year. In addition, the Company has incurred significant increased costs pursuing the commencement of operations in Europe, including travel, legal, opening and maintaining a messaging center in The Netherlands, payments to various consultants and participation in European trade shows. The Company also has incurred significant and increased costs in the development of software to facilitate customer operations. The costs are written off as incurred.
A breakdown of operating results for the first nine months of 1996 on a geographic basis reflects pretax income of approximately $289,000 for U.S.
operations    before software research & development expenses.

Interest expense for the nine months ended September 30, 1996, was $2,418 or .09% of total revenues, a decrease of $13,651 compared to $16,069 which was .78% of total revenues in the corresponding nine months of the prior year.
The dollar decrease reflects the effects of a decrease in average outstanding debt balances over the corresponding nine months of the prior year. Interest expense for the nine months ended September 30, 1996, was incurred on short-term borrowings against investments.

Interest income of $49,155 in the nine months ended September 30, 1996, represents interest earned on cash investments. This represents an increase of $34,217 or 229%, compared to interest income of $14,938 in the corresponding nine months of the prior year.

Liquidity and Capital Resources

The Company's cash balance at September 30, 1996 was $2,105, a decrease of $149,623 from the December 31, 1995 cash balance of $151,728. At September 30, 1996, working capital was $592,601, a decrease of $786,937 from the working capital of $1,379,538 at December 31, 1995. Cash of $781,578 was used in operating activities, cash of $771,507 was provided by investing activities and cash of $139,552 was used in financing activities in the first nine months of 1996.

Accounts receivable, net of allowance for uncollectible accounts, increased $287,166 at September 30, 1996 compared to December 31, 1995, due to the
increased sales   and messaging charges in the third quarter not yet paid for.
Inventory increased $27,943 at September 30, 1996 compared to year end due primarily to inventory purchased for Europe. Notes receivable including accrued interest increased $283,527 at September 30, 1996 compared to year end due to monies loaned in connection with Promissory Notes (see Note 3 to the financial statements).

Accounts payable and other accrued expenses increased $154,757 at September 30,1996 compared to year end, primarily due to payables due to the supplier of BOATRACS communications and messaging systems. Reduction of note receivable for common stock issued in the amount of $144,683 relates to discounts received on purchases of equipment and messaging from the supplier as provided in accordance with the terms of the note (see Note 4 to the financial statements).

During the nine months ended September 30, 1996, the Company made capital expenditures of approximately $62,000, and during the remainder of the year anticipates making additional capital expenditures of approximately $20,000. To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of
the Company's   business may require a commitment of additional funds.  To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.



PART II -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
Inapplicable

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
		Item

		(a) (1) Exhibit 11 - Computation re Net Loss per share
			(filed herewith).

		(a) (2) Exhibit 10.8 - Agreement entered into between Boatracs,
			Inc. and OceanTrac Systems Limited and OceanTrac Incorporated effective September 1996
			(filed herewith). *



* Confidential Treatment Requested

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						BOATRACS, Inc.
						Registrant


November 12, 1996                           /s/ MICHAEL SILVERMAN
Date                                            Michael Silverman
						Chief Executive Officer


November 12, 1996                           /s/ DALE FISHER
Date                                            Dale Fisher
						Chief Financial Officer