Form 10QSB/A
period 1996-09-30
BOATRACS INC /CA/
filed 1996-12-20
CIK 700941

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


						BOATRACS, Inc.
						Registrant


December 20, 1996                           /s/ MICHAEL SILVERMAN
Date                                            Michael Silverman
						Chief Executive Officer


December 20, 1996                           /s/ DALE FISHER
Date                                            Dale Fisher
						Chief Financial Officer