Form 10KSB
period 1996-12-31
BOATRACS INC /CA/
filed 1997-03-26
CIK 700941

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

      [x]    ANNUAL REPORT PURSUANT TO SECTION  13 OR 15 (d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

                               OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to__________________

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

       Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal  year
 $3,501,000

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was $7,096,000.*

                 (ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and
 reports required to be filed by Section 12, 13 or 15(d) of the
 Exchange Act after the distribution of securities under a plan
 confirmed by a court.    Yes X      No

      The number of shares outstanding of Registrant's common stock was 12,602,310 shares as of March 1, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

                              NONE

      Transitional Small Business Disclosure Format (Check one):
 Yes    No X


 ________________
 *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 28, 1997. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                             PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

 Introduction

 BOATRACS, Inc.'s ("The Company") objectives include providing the most effective data communications system for all vessels including boats, ships and barges (marine application). To achieve this objective, the Company currently offers the OmniTRACS satellite-based communications and tracking system (the "OmniTRACS System") developed, manufactured and licensed by QUALCOMM, INCORPORATED ("QUALCOMM"). The Company has exclusive distribution rights for the OmniTRACS System in the United States for marine application under a License and Distribution Agreement dated June 13, 1990, as amended from time to time, with QUALCOMM. The Company's 24-hour messaging center provides personal message relaying services to individual vessels and backup services to fleets of vessels.

 The Company derives revenue primarily from two sources:

 a. Sales of QUALCOMM equipment and software and additional, complimentary and/or modified equipment created or procured for maritime application; and

 b. Message and monitoring revenues.

 BOATRACS' primary source of customers is the commercial marine industry, which includes commercial fishermen, fuel transporters and the workboat industry of the inland waterways. The industry has demanding service requirements including mobility, positioning, durability, confidentiality and integrity of communications signals for the management of information. Such information includes vessel logs, supplies, wage information, and fuel and engine monitoring, and the integration of this information directly into shared-based office computer systems is vital to BOATRACS' customers. The Company has built software tools for both the vessel and the office enabling the integration of this information. Confidentiality of data transmission is an added concern of commercial maritime fleet operators. For example, scallop fishermen need to be able to communicate to shore about their catches and from boat to boat without informing competitors. Towboat dispatchers need to keep communications about customers confidential. Two-way radio and cellular phone service provide mobility but lack complete privacy.

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

 On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc. ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM (the "Merger"). The merger of Old BOATRACS with and into the Company was implemented pursuant to the Plan and Agreement of Reorganization by Merger of BOATRACS, Inc. with and into First National Corporation under the name of "BOATRACS, Inc." (the "Agreement"). The Agreement was approved by the Bankruptcy Court as part of the Plan of Reorganization. First National Corporation had no significant assets at the effective date of the Merger.

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

 The OmniTRACS and BOATRACS Systems

 The OmniTRACS System, as adapted and enhanced by the Company for marine application (the "BOATRACS System"), provides confidential two-way data communications between a vessel or vessels at sea and a base station on land through the use of a mobile communications terminal ("MCT") and a satellite communications system. The BOATRACS System also allows for hourly position reporting and monitoring and, using supplementary products, can provide engine performance and fuel consumption monitoring. At December 31, 1996, the Company had installed approximately 800 systems on marine vessels. The BOATRACS System is effective while a vessel is within the satellite's "footprint," which extends approximately 200 to 400 miles offshore most areas of the continental United States. The BOATRACS System is an interactive communications network linking a vessel to shore and from shore-based personnel to vessels and from boat to boat. Messaging and positioning information are beamed from the vessel, via Ku-band satellite, to the QUALCOMM Network Management Facility ("NMF") in San Diego, California, to base stations at the customers' offices or to the BOATRACS 24 Hour Messaging Center also in San Diego. Messages that go to BOATRACS can be relayed by an operator via phone or fax. The BOATRACS System is capable of sending or receiving digital (text) messages or files to or from a vessel.

 The QUALCOMM Automatic Satellite Position Reporting ("QASPR") system is featured in all BOATRACS mobile units. The NMF uses the QASPR system to calculate a vessel's position, accurate to 1000 feet. This position is made available to shore-based users.

 The QUALCOMM NMF is the communications hub of the BOATRACS System. All communications are transmitted via satellite through a 7.6 meter dish located on the QUALCOMM premises. A backup NMF and dish are maintained by QUALCOMM in Las Vegas, Nevada. Connections to the QUALCOMM NMF are supported through existing lease-line and dial-up services.

 Satellite  service  is  provided  by  GTE  aboard  an  existing
 satellite   under   a   "protected  lease"   which   guarantees
 transponders will be available to QUALCOMM through one of GTE's available satellites.

 The BOATRACS 24-Hour Messaging Center is located in San Diego and provides message relaying and stand-by backup services for fleets and individual vessels using the system. Computers communicate to the QUALCOMM NMF by modem to monitor customer accounts on the system. BOATRACS operators personally relay satellite messages between vessels and their families or business associates on shore and from shore-based personnel to vessels. Other custom services are also available.

 BOATRACS charges its customers for the transmission of each message and, additionally, for the transmission of each character within a message. There also is a monthly connection fee for the MCT to be on-line and for hourly position reports. The charges are subject to certain volume discounts.

 On the Vessel

 The MCT consists of three basic components: the Communications Unit, the Keyboard/Display Unit and the Outdoor Unit. The Communications Unit is about the size of a briefcase with a rugged exterior casing. The Keyboard Display Unit has an imbedded display and is usually kept in the pilot house or wherever other communication and navigation devices are kept on the vessel. Messages are both created and received on a four-line liquid crystal display screen. The Outdoor Unit is the antenna which is mounted externally, generally on top of the wheelhouse. The design of the unit allows for both ease of installation and efficient use of what is usually limited space. Software menus and simple wording on the Keyboard/Display Unit facilitate easy use of the system to send and receive messages. Although many of BOATRACS' customers use only the basic MCT, BOATRACS offers optional products that interface with the basic unit. Customers also have the option of using a personal computer and BOATRACS' BOATCOMM User Interface Software instead of the standard Keyboard/Display Unit. This software allows for the same features as the standard keyboard with the added benefits of using a full screen and being able to send/receive computer files of any type.

 BOATRACS Messaging Center

 BOATRACS operates a 24-hour Messaging Service from its San Diego, California-based offices and a messaging center in Leiden, The Netherlands where messages are forwarded to vessels and land-based connections. After initial set-up costs have been incurred, the messaging facility is virtually a fixed cost operation with the potential to handle hundreds of additional units at a small incremental cost.

 BOATRACS' Messaging Center is linked via a dedicated telephone line for data transfers via modem directly to QUALCOMM's NMF in San Diego, where message transmissions to and from the vessels are formatted and processed.

 Network Management Facilities

 One component of the Network Management Facility is an earth station for communication with the MCTs via satellite. All individual messages originating from either the NMF or the vessels are automatically acknowledged electronically upon receipt and checked for accuracy of transmission by the system. If not received correctly, the messages are automatically retransmitted. Since all messages and position reports are transmitted in data format, they can be stored for later retrieval and viewing.

 In the Office

 Generally,  a  customer  with less than  four  units  uses  the
 Company's 24-hour Messaging Service only. Typically, a customer who has more than four BOATRACS units elects to establish an in-house base station. The base station provides the customer with an in-house communications link and vessel-tracking capability. The base station is comprised of a computer and BOATRACS or third party communications software containing a mapping function whereby a customer can follow the progress of its fleet on a detailed computer map. Communications are conducted via modem directly between the customer's base station and the NMF maintained by QUALCOMM for satellite transmission to the customer's vessels.

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

 Dependence Upon Significant Customers

 The Company's primary source of customers is the commercial marine industry. The following customers, Tidewater Marine and Kirby Corporation, the loss of whom would have a material adverse effect on the Company operations, each represented more than 10% of the Company's total sales in 1996.

 The major customers may change yearly as they are calculated on total revenues including sales of communications systems. Purchases of communication systems by a customer may not occur yearly and there can be no assurance that such customers will make significant purchases of the Company's products in the future. The only relationship between the Company and any of the above customers is that the Company sells to each customer communication systems and messaging services.

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

 Under the Distribution Agreement, the Company had the exclusive rights to distribute the OmniTRACS System for marine application and to provide messaging services to end users of such products for marine application, in the following geographic areas (the "Territory"): within the coastal waters of the United States (as defined in the Distribution Agreement) of the Atlantic and Pacific Oceans, excluding (i) the Gulf of Mexico, (ii) all gulf state waterways bordering the Gulf of Mexico, (iii) all inland waterways and (iv) all international territories. The Company had non-exclusive rights to distribute such products and provide such message services in the following areas (the "Non-Exclusive Territory"): (a) those coastal waters (as defined) constituting the Gulf of Mexico and
 (b) the inland waterways of the United States. During 1996, the "Non-Exclusive Territory" became exclusive Territory when the Company reached a goal of selling 700 MCTs.

 Under the Distribution Agreement, BOATRACS is required to sell a certain minimum number of MCTs in order to maintain the exclusivity of its distribution rights, commencing with
 480 MCTs in the aggregate by December 31, 1996. This requirement has been met by the Company. Thereafter, the minimum purchase requirements for each calendar year are to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCTs for the calendar year ending December 31, 1997 and increasing by 10% each year thereafter.

 QUALCOMM, a public company with fiscal year ended September 30, 1996 revenues in excess of $813 million and current capitalization in excess of $3 billion, is a leader in digital wireless communications technologies. QUALCOMM manufactures and services the MCTs. QUALCOMM also directly sells MCTs, along with office-based software and computers to monitor and communicate with the MCTs, to the transportation industry. QUALCOMM provides the OmniTRACS service for its own customers as well as BOATRACS' customers, by leasing the Ku-band satellite transponders and maintaining the Network Management Facility which processes all communications between the satellites and customers' and the Company's base stations. QUALCOMM also maintains a back-up Network Management Facility in Las Vegas, Nevada in case of any malfunction to the system in San Diego, California.

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

 QUALCOMM's obligation to provide messaging services pursuant to the Distribution Agreement is contingent upon, among other things, the receipt of a permanent license from the FCC to operate the OmniTRACS System for marine application. Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years.

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

 The Company also entered into a license agreement with QUALCOMM (the "License Agreement") pursuant to which QUALCOMM will pay the Company a per copy royalty for the right to use, sublicense and distribute certain interface software developed and owned by the Company as an enhancement to QUALCOMM's OmniTRACS System. The License Agreement term commenced in March 1995 and will terminate upon the termination of the Distribution Agreement between the Company and QUALCOMM.

 During  March  1995,  the  Company issued  1,112,265  shares  of common stock to QUALCOMM for $737,000. The purchase price of the shares will be paid by a reduction in the price of certain products and services currently provided by QUALCOMM to the
 Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under the license and distribution agreement. The transaction was recorded as a note receivable for common stock issued which is reduced as discounts are earned. Through December 31, 1996, a total of $315,578 in discounts were earned.

 Agreement with Intrex

 In September 1995, the Company signed a three-year distribution agreement with Intrex Data Communications Corporation whereby the Company became the exclusive distributor of the Intrex Fuel System products, which provide a fuel and engine monitoring system to the marine market. Under the terms of the contract, the Company is no longer the exclusive distributor. This system allows the crew onboard to monitor engine performance and fuel consumption of the vessel while underway, which can be used to conserve fuel. When this system is interfaced to the BOATRACS MCT, this information can be transmitted to base stations on land. This product requires the Company to undertake a marketing program to sell the system and expenditures to train personnel and develop software to support the system. If the price of fuel to the marine market is reduced, the system will be less desirable because of the reduced need for fuel consumption management. The territory covers North America, Central America, South America and Europe. In addition, BOATRACS is a distributor for Dolphin products, the associated Intrex software. The agreement automatically renews for an additional five years unless a party is notified to the contrary.

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

 Regulation

 International Operations

 BOATRACS intends to expand into international markets. In countries which QUALCOMM has an affiliated OmniTRACS service provider, the Company believes that such affiliate or BOATRACS will attempt to secure the necessary regulatory approvals for maritime applications from the local governmental authorities for the affiliate or the Company. In countries in which no QUALCOMM affiliate is operating, the Company will apply to the local governmental authority for applicable approvals. No assurance can be given that the Company will be able to obtain the required approvals. During the fourth quarter 1995 a messaging office was opened in the Netherlands, which was used in 1996 by potential customers evaluating BOATRACS' systems for possible purchase.

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

 In June 1996, the Company entered into a reseller arrangement with Orbital Communications Corporation ("ORBCOMM"), which is developing a Low-Earth Orbit system ("LEO"), pursuant to which the Company will distribute ORBCOMM's LEO services to the worldwide marine market if and when such services become commercially available. The LEO system, if it proves successful, will complement BOATRACS' present services. ORBCOMM estimates the system will be operational during 1997.

 Market Expansion

 The Company believes that there is a sizable market in the United States and abroad for its products and has developed a strategy to expand into selected markets by providing innovative solutions to customer needs. The following are descriptions of certain areas of potential market expansion being explored by the Company. There can be no assurances that any of the Company's market expansion efforts will be successful.

 Proposed United States Fishing Regulations

 As a result of the critical level of various fishing resources, the National Marine Fisheries Service ("NMFS"), a division of the United States Department of Commerce, is managing the population of specific marine species through recently imposed (but not enforced) regulations of the domestic scallop and ground fishing fleets. These regulations impose restrictions on the number of days and locations that certain vessels can fish. Compliance with these regulations requires a certified tracking device to monitor on a 24-hour basis the position of vessels licensed to catch a regulated species. The BOATRACS System has been preliminarily approved by NMFS in this capacity, but would be subject to a certification process that has not been announced. Currently the Company is participating in a voluntary experimental program with the NMFS to evaluate the effectiveness of the System. These regulations were due to become effective for the scallop industry on September 1, 1994, and although the implementation of the regulations has been delayed, BOATRACS believes that eventually the regulations will become effective. The Company believes that the sales potential in the domestic scallop and ground fishing industries are difficult to forecast. It is anticipated that as fish stocks dwindle, the number of licensed fishing vessels also declines. Additionally, the currently contemplated implementation of satellite transponders onboard fishing vessels may be overruled by emergency measures, alternative management schemes, or acts of Congress which could close certain fisheries in total or in part. BOATRACS has installed more than 140 units on fishing vessels that could fall within the proposed regulations calling for certified tracking devices. The Company believes that implementation of such regulations would expand the market for the Company's products and services.

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

 Canada. In September 1996, the Company entered into an agreement with Oceantrac Systems Limited of Canada ("SYSTEMS") reflecting the terms of a Memorandum of Understanding between the Company and SYSTEMS, providing for the establishment of Oceantrac, Incorporated, a wholly-owned Canadian subsidiary of Systems ("OCEANTRAC"). Under the terms of the agreement, OCEANTRAC will act as the sole representative of SYSTEMS for marketing, distribution and sale of the BOATRACS System and any related business in the territory granted under the license from the Company including the provinces of Ontario, Quebec, New Brunswick, Prince Edward Island, Nova Scotia, Newfoundland and Labrador.

 Europe. QUALCOMM's press releases indicate that over 10,000 MCTs are currently in operation throughout Europe. The Company has currently established a base station in The Netherlands to offer the BOATRACS System in the European and Mediterranean markets. Except for anticipated modifications to incorporate European maps, minimal product changes or enhancements are necessary to enter the European market. The Company's success in Europe is dependent upon identifying or developing software solutions and providing them to the market in a timely manner. BOATRACS continues to offer Messaging Services to evaluation units to demonstrate the value-added message relaying and monitoring services that BOATRACS could provide to the maritime industry in certain areas of Europe. In February 1996, the Company signed a Memorandum of Understanding with ALCATEL QUALCOMM, contemplating BOATRACS operating in Europe under a similar basis that it operates in the United States.

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

 The following is an overview of certain products and services that compete with BOATRACS products and services:

 Alternative Satellite Service Providers. Several competing entities provide satellite-based mobile voice and data systems in marine markets. INMARSAT, an international consortium, provides maritime voice, facsimile and data services nearly worldwide using capacity on a combination of owned and leased satellites. American Mobile Satellite Corporation currently offers data communications and vessel tracking using its newly launched L-band satellite, and a voice-based system. ARGOS provides one-way (ship to shore) communications and position reporting in many parts of the world. When ARGOS operates on the Japanese ADEOS2 satellite during the late 1990's, they will offer two-way communication. INMARSAT is approved to provide Global Marine Distress Safety System ("GMDSS") notices and communications. GMDSS requires shipping vessels of a certain nature and size that operate certain routes to have a GMDSS approved communications system by 1997. The Company is at a disadvantage without such approval. The BOATRACS System cannot become GMDSS approved because the BOATRACS system's coverage is not global. EUTELSAT and BOATRACS continue to consider submitting a request to the International Maritime Organization ("IMO") to consider approving a regional category that would allow vessels operating in a specific regional area to utilize a regional-based system such as the BOATRACS System. Alternatively, a request to be recognized as a distress monitoring and safety system to individual countries in which the Company operates could be made, but there are no assurances that countries would respond to such a request. If such approval is not obtained, the Company will be at a disadvantage when attempting to sell to certain shipping, workboat, and towing companies.

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

 Cellular phone. Cellular phone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat, and towing operators. Although a cellular system provides a clear hook-up and a reliable service, it is expensive. Compared to cellular costs, the Company believes that an average, long-range operating customer could save enough to pay for its BOATRACS System within the first year to year and a half of use. The cellular range is also limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited. Cellular phones are usually out of range ten miles from the coast; however, Waterway Communications Systems, Inc. ("Watercomm") provides cellular radio phone service for vessels operating on inland waterways. Watercomm phones utilize radio towers placed along the major U.S. rivers to send and receive voice and data transmissions. Watercomm users incur a connection charge as well as a per-minute usage charge, based on where the vessel is operating. In Europe, GSM cellular phone service offers extensive coverage and plans to provide coverage to nearly all of Europe's population. GSM cellular phone service also provides a user the convenience of using a single phone in many different countries; however, there are significant roaming charges when roaming in a non-home country.

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

 Employees

 At December 31, 1996, the Company had 13 full-time and six part-time employees.

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

 QUALCOMM filed an application with the FCC for a standard experimental license with a two-year term, which was granted effective August 18, 1995. In addition, QUALCOMM is pursuing a Petition for Rulemaking which it filed with the FCC in 1992 that would amend the Table of Frequency Allocations to permit non-experimental use of the frequencies utilized by the OmniTRACS System in the United States coastal waters.
 Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years. There can be no assurance that QUALCOMM's current license will continue to be renewed. In the event of non-renewal or revocation of QUALCOMM's license by the FCC, the License and Distribution Agreement between QUALCOMM and the Company may be terminated and the Company may be unable to continue its United States operations.

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

 The Company is subject to a number of other risks, including; loss of senior management; dependence on large customers concentrated in the commercial marine industry; loss of fishing resources which are in decline in many areas of the world; the risks associated with international expansion, including local regulatory requirements, no prior experience in managing foreign operations, and fluctuations in currency exchange rates; operating restrictions imposed by contractual relationships with foreign firms; risks associated with business expansion and the acquisition of additional businesses; competition with companies that have greater financial, technical and marketing resources than the Company; fluctuations in the Company's quarterly operating results; and lack of liquidity for the Company's common stock, which could result in significant price fluctuations in response to operating results and other factors.

 ITEM 2.  DESCRIPTION OF PROPERTY

 The Company leases its 8,300 square foot facility located at 6440 Lusk Blvd., San Diego, California, under four non-cancelable operating leases, which expire in September 1998. In addition, in December 1996, the Company signed a five year lease for office space in the Netherlands commencing January 1, 1997.

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


                             PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS

 The Company's common stock began trading in the over-the-counter market in March 1995 and is quoted on the OTC Bulletin Board under the symbol "BTRK". The following table sets fiscal 1996 and 1995 high and low bid quotations for the common stock as provided by the National Association of Securities Dealers,
 Inc.:

                           Hi Bid               Low Bid

 Quarter Ended

 December 31, 1996          $1.50                 $ .625
 September 30, 1996          1.50                    .75
 June 30, 1996               2.00                    .75
 March 31, 1996              .937                    .75
 December 31, 1995          1.375                   .686
 September 30, 1995         1.625                  1.375
 June 30, 1995              1.375 (1)              1.375 (1)

      (1) April 30 through June 30,1995

 On February 28, l997, the closing high and low bid price of the common stock, as reported on the OTC Bulletin Board, was $1.625. As of January 31,1997, the Company had 300 holders of record of its common stock. In addition, approximately 2.4 million shares are held in street name accounts. The Company has not paid any dividends since the Merger and does not currently intend to declare any dividends.

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

 Results of Operations

 The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:



 Year Ended December 31,

                                       1996    1995    1994

 Revenues

   Communications systems . .          40.8%   48.7%   51.7%
   Messaging. . . . . . . . .          59.2    51.3    48.3

         Total. . . . . . . .         100.0   100.0   100.0

 Operating expenses:

   Communications systems. . .         26.1    33.8    38.0
   Messaging. . . . . . . . .          31.1    31.2    31.9
   Selling, general and
 administrative expenses. . .          70.3    60.4    49.5

 Loss from operations. . . . .        (27.5)  (25.4)  (19.4)

 Other income (expense). . . .          1.6      .9    (1.9)

 Net loss. . . . . . . . . . .        (25.9)% (24.5)% (21.3)%


 Years ended December 31, 1996 and 1995

 Total revenues for the year ended December 31, 1996 were $3,501,182, an increase of $834,498 or 31.3% as compared to total revenues of $2,666,684 for the year ended December 31, 1995.

 Communications systems revenues, which consists principally of revenues from the sale of BOATRACS equipment and related software, were $1,427,822 or 41% of total revenues, an increase of $128,492 or 10% over the prior year. This growth in communications systems revenues is attributable primarily to an increase in sales of equipment to new and existing customers.

 Messaging revenues, which consist of fees for messaging services provided to BOATRACS units installed on vessels, were $2,073,360 or 59% of total revenues, an increase of $706,006 or 52% compared to $1,367,354 or 51% of total revenues in the prior year. The increase in messaging revenues primarily reflects an overall increase in messaging services provided by the Company as a result of growth in the number of units installed on vessels in prior periods and increased usage by some customers.

 Communications  systems  expenses  were  $913,064  or  64%   of
 communications systems revenues for 1996, an increase of $12,084 or 1.34%, compared to $900,980 which represented 69% of communications systems revenues in 1995. The dollar increase in expenses primarily reflects increased equipment sales and related software. The decrease in communications systems expenses as a percentage of communications systems revenues is primarily due to a reduction in the cost charged by the supplier to the Company per unit commencing in the second quarter of 1996. Messaging expenses were $1,089,719 or 53% of messaging revenues in 1996, an increase of $256,571 or 31%,
 compared   to  $833,148  which  represented  61%  of  messaging
 revenues in the prior year. The dollar increase in costs reflects increased messaging services rendered due to increased equipment sales and related usage. The decrease in messaging costs as a percentage of messaging revenues is due to increased margin on messaging services due to the continuing increase in revenues over the relatively fixed costs of providing this service, an increase in sales to fleet customers with greater utilization of the system, and a change in the price structure charged by the Company's supplier.

 Selling, general and administrative expenses were $2,461,018 or 70% of total revenues for 1996, an increase of $850,157 or 53%, compared to $1,610,861 or 60% of total revenues in the prior year. The increased dollar amount is primarily attributable to significant increased expenses incurred in development of the European market including travel and the hiring of consultants, and the operation of a messaging center in the Netherlands. In the United States, the increased dollar amount is primarily attributable to payroll and related expenses due to the hiring of additional sales and technical personnel, increased costs in shareholder relations, advertising, insurance and general office expenses offset by a decrease in legal and accounting expenses. In addition, the Company has incurred significant increased costs on the development of software to facilitate customer operations. The Company anticipates that the dollar amount of selling, general and administrative expenses will increase in the future to accommodate the Company's growth. A breakdown of operating results for 1996 on a geographic basis reflects pretax income of approximately $360,000 for U.S. operations before software research and development expenses. European operations lost approximately $905,000 before research and development expenses, due to start-up and marketing costs incurred in the development of the market.

 Interest expense in 1996 was $2,936 or .08% of total revenues, a decrease of $13,213 or 82%, compared to $16,149 which was .6% of total revenues in the prior year. The dollar decrease reflects the effects of lower debt outstanding during 1996.
 Interest income was $60,117 or 2% of total revenues, an increase of $18,799 or 45% compared to $41,318 or 2% in the prior year due to interest earned on funds invested as a result of the amount raised in a private placement in September 1995 in the net amount of $1,904,292.

 As a result of the factors described above, net loss was $905,438 for 1996 compared to $653,136 for 1995, an increased loss of $252,302 or 39%.

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

 Liquidity and Capital Resources

 The Company's cash balance at December 31, 1996 was $103,144, a decrease of $48,584, or 32% over the December 31, 1995 cash balance of $151,728. At December 31, 1996, working capital was $271,007, a decrease of $1,108,531 from the working capital of $1,379,538 at December 31, 1995. Cash of $1,042,069 was used in operating activities, cash of $670,660 was provided by investing activities and cash of $322,825 was provided by financing activities during 1996.

 Investment securities were $425,852 at December 31, 1996, a decrease of $1,038,997, compared to the prior year balance of $1,464,849, due to funds being used to finance operations during the year. Accounts receivable net of an allowance for uncollectible amounts increased $149,754 to $557,246 due primarily to higher messaging billings during the year. Prepaid expenses and other assets were $73,710 at December 31, 1996, an increase of $57,085 or 343% due primarily to increased prepaid insurance and a deposit of $39,000 on investment consulting fees. Inventory at December 31, 1996 was $92,118, compared to $32,309 in the prior year, an increase of $59,809 due primarily to units held for future sales in Europe. Property, net of accumulated depreciation, was $120,731 at December 31, 1996, compared to $72,399 in the prior year, an increase of $48,332 or 67%, due primarily to the purchase of additional computer equipment and office furniture. Notes receivable increased to $208,463 at December 31, 1996, from $94,320 at December 31, 1995, an increase of $114,143 or 121%, due to the increase of a loan to a Canadian distributor, which is expected to continue to increase during 1997.

 Accounts payable and accrued expenses were $796,666 at December 31, 1996, an increase of $103,201 or 15% compared to a balance of $693,465 in the prior year due to higher vendor payables owing to the Company's supplier resulting primarily to increased messaging costs. Short-term margin loan was $139,268 at December 31, 1996, reflecting borrowings against investment securities.

 Deferred compensation, net of borrowings, was $45,129 at December 31, 1996, compared to $248,775 in the prior year due to additional borrowing against the Deferred Compensation during the year. The borrowings have been offset against deferred compensation in accordance with the amended terms of the note.

 Initial responses to the BOATRACS System in Europe have been favorable. BOATRACS has participated in a number of tests of the OmniTRACS and BOATRACS System in Europe. Since year end, the Company signed a contract with a German company, Deutsche Binnenreederei to supply 105 MCTs to the German company's fleet. Any funding requirements will be satisfied through potential public and private financing. The known resources of liquidity of the Company, coupled with the projections for revenue, are expected to cover the Company's cash needs until at least the end of 1997.

 The Company anticipates making capital expenditures in excess of $80,000 during 1997. To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

 ITEM 7.  FINANCIAL STATEMENTS

 The Company's financial statements as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and the report of Deloitte and Touche LLP, independent accountants, are included in this report on pages F-2 through F-12.

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURES

 None.


                            PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(a)

 ITEM 10.  EXECUTIVE COMPENSATION

 ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
 MANAGEMENT

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The  information called for by Part III, Items 9, 10, 11 and  12 is  hereby incorporated by reference to the Company's definitive
 Proxy Statement to be mailed to shareholders in April, 1997.

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Documents included in the report:
                                                               Page

 Independent Auditors' Report                                   F-2
 Balance Sheets as of December 31, 1996 and 1995                F-3
 Statements of Operations for the years ended December 31,
 1996, 1995 and 1994                                            F-4
 Statements  of  Stockholders'  Equity/(Deficit)  for
 the years ended December 31, 1996, 1995 and 1994               F-5
 Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994                               F-6
 Notes to Financial Statements                                  F-7

 EXHIBIT INDEX

 Exhibits                Description
   2             Plan of Reorganization by Merger(1)

   3.1           Amended and Restated Articles of Incorporation(1)

   3.2           Amended and Restated Bylaws(1)

   3.3           Amendment of the Bylaws, Article III, Section 2(9)

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

   4.3           Subscription Agreement--QUALCOMM(4)

   4.4           Second Amended Plan of Reorganization of
                 First National Corporation(2)

   4.5 Bankruptcy court order confirming Second Amended Plan of Reorganization(3)

   4.6           Warrant to Purchase Common Stock of BOATRACS, Inc.(7)

  10.1* License and Distribution Agreement dated June 13, 1990, by and between QUALCOMM and the Company, as amended(5)

  10.2* License Agreement dated March 31, 1995, between the Company and QUALCOMM(4)

  10.3           Employment Agreement--Michael Silverman(4)

  10.4           Employment Agreement--Annette Friskopp, as amended(4)

  10.5 Stock Issuance/Employment Agreement between the Company and Annette Friskopp, as amended(4)

  10.6           Convertible Promissory Note dated July 1, 1994(4)

  10.7           Addendum to Stock Issuance/Employment Agreement
                 between   the  Company  and  Annette  Friskopp
                 dated  July   1, 1995(6)
  10.8* Agreement entered into between BOATRACS, Inc. and Oceantrac Systems Limited and Oceantrac Incorporated, effective September 1996(8)

  10.9           BOATRACS, Inc. 1996 Stock Option Plan(10)

  11             Statement  regarding computation of net loss  per
                 share (filed herewith)
 ___________________________

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

 (7)  Incorporated by reference to the exhibit of the same
 number to the Company's Form 10-K          filed with the SEC
 March 1996.

   (8)    Incorporated by reference to the exhibit of the same
number to the Company's
     Form 10-QSB    filed with the SEC November 1996.

   (9) Incorporated by reference to the Company's Form 10-QSB filed with the SEC in
     May, 1996.

   (10) Incorporated by reference to the Company's Form S-8 filed with the SEC on
     March 29, 1996.

 *Confidential treatment requested

 (b)  REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December
 31,1996.
                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 23, 1997

                               BOATRACS, INC.


                               By: /s/ Michael Silverman
                                     Michael Silverman,
 President


                        Power of Attorney

      Know all persons by these presents, that each person whose signature appears below constitutes and appoints Michael Silverman and Annette Friskopp, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange
 Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



 /s/ Michael Silverman      Chairman of the Board,     March 23, 1997
 Michael Silverman          President,
                            Chief Executive Officer,
                            and Director


 /s/ Annette Friskopp       Chief Operating Officer    March 23, 1997
 Annette Friskopp           and Director



 /s/ Dale Fisher            Chief Financial Officer    March 23, 1997
 Dale Fisher                and Chief Accounting Officer


 /s/ Giles Bateman          Director                   March 23, 1997
 Giles Bateman


 /s/ Luis Maizel            Director                   March 23, 1997
 Luis Maizel


 /s/ Norman Kane            Director                   March 23, 1997
 Norman Kane


 s/ Ilana Silverman         Director                   March 23, 1997
 Ilana Silverman

(DELOITTE & TOUCHE LLP LETTERHEAD)


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
    Stockholders of Boatracs, Inc.:

We have audited the accompanying balance sheets of Boatracs, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

February 7, 1997

BOATRACS, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                           1996             1995

CURRENT ASSETS:
  Cash                          $103,144        $151,728
  Investment securities          425,852       1,464,849
  Accounts receivable - net      557,246         407,492
  Inventories                     92,118          32,309
  Prepaid expenses and other
  assets                          73,710          16,625

      Total current assets     1,252,070       2,073,003

PROPERTY, at cost                120,731          72,399

NOTES RECEIVABLE                 208,463          94,320

TOTAL                         $1,581,264      $2,239,722


LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and
  accrued expenses             $796,666         $693,465
  Short-term margin loan on
  securities                    139,268
  Deferred compensation- net     45,129

     Total current
     liabilities                981,063          693,465

LONG-TERM LIABILITIES -
Deferred Compensation - net                      248,775

      Total liabilities         981,063          942,240

COMMITMENTS (Notes 4 and 8)

STOCKHOLDERS' EQUITY:
 Preferred stock, no par
  value; 1,000,000 shares
  authorized, no shares issued
 Common stock, no par value;
  100,000,000 shares authorized,
  12,602,310 and 12,577,710
  shares issued and outstanding
  in 1996 and 1995,
  respectively                4,210,925        4,186,325
 Accumulated deficit         (3,189,302)      (2,283,864)
 Note receivable for
  common stock issued          (421,422)        (604,979)

           Total
           stockholders'
           equity               600,201        1,297,482

TOTAL                        $1,581,264       $2,239,722


See notes to financial statements.

BOATRACS, INC.


STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 1996       1995            1994

REVENUES:
  Communication system sales $1,427,822   $1,299,330      $ 755,574
  Messaging                   2,073,360    1,367,354        706,274

           Total revenues     3,501,182    2,666,684      1,461,848

COSTS AND EXPENSES:
  Communication system sales   913,064       900,980        554,808
  Messaging                  1,089,719       833,148        466,672
  Selling, general and
  administrative             2,461,018     1,610,861        724,086

           Total costs
           and expenses      4,463,801     3,344,989      1,745,566

LOSS FROM OPERATIONS          (962,619)     (678,305)      (283,718)

INTEREST INCOME                 60,117        41,318          4,702

INTEREST EXPENSE                (2,936)      (16,149)       (32,174)

NET LOSS                   $  (905,438)   $ (653,136)    $ (311,190)

NET LOSS PER SHARE         $     (0.07)   $    (0.06)    $    (0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING       12,597,471    11,277,245      9,500,000


See notes to financial statements.

BOATRACS, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 Note
                                              Receivable           Total
                  Common Stock                for Common    Stockholders'
                                 Accumulated     Stock            Equity
               Shares   Amount    Deficit       Issued         (Deficit)


BALANCE,
JANUARY 1,
1994
             7,976,214 $675,504   $(1,319,538)                $(644,034)

  Common
  stock
  issued
  in
  connection
  with:

    Exercise
    of stock
    options  419,840     50,000                                  50,000

    Stock
    sale     836,062    495,687                                 495,687

    Long-
    term
    debt
    and
    accrued
    interest
    conver-
    sion     267,884    158,221                                 158,221

  Net loss                           (311,190)                 (311,190)

BALANCE,
DECEMBER 31,
1994       9,500,000  1,379,412    (1,630,728)                 (251,316)

  Common
  stock
  issued
  in
  connection
  with:

    Merger   510,386    (50,000)                                (50,000)

    Long-term
    debt and
    accrued
    interest
    conver-
    sion     179,684    215,621                                 215,621

    Note
    receiv-
    able   1,112,265    737,000                 $(737,000)

    Stock
    sale   1,275,375  1,904,292                               1,904,292

  Payments
  received
  on note
  receivable                                      132,021       132,021

  Net loss                           (653,136)                 (653,136)

BALANCE,
DECEMBER 31,
1995      12,577,710  4,186,325    (2,283,864)   (604,979)    1,297,482


  Common
  stock
  issued
  in
  connection
  with
  services
  rendered    24,600     24,600                                  24,600

  Payments
  received
  on note
  receivable                                      183,557       183,557

  Net loss                           (905,438)                 (905,438)

BALANCE,
DECEMBER 31,
1996      12,602,310 $4,210,925   $(3,189,302)  $(421,422)     $600,201


See notes to financial statements.

BOATRACS, INC.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  1996          1995            1994
OPERATING ACTIVITIES:
  Net loss                     $(905,438)    $(653,136)      $(311,190)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
   Depreciation and amortization  44,420        32,890          26,952
   Net accretion of discount
    on investment securities     (42,204)      (27,505)
   Provision for bad debts                      18,297
  Changes in assets and
     liabilities:
    Accounts receivable         (149,754)     (233,397)        (13,389)
    Inventories                  (59,809)      (20,778)         10,696
    Prepaid expenses and
       other assets              (57,085)       (6,333)         (6,709)
    Accounts payable and
       accrued expenses          127,801       337,897          14,913
    Accrued interest payable                     5,421          29,314
    Deferred compensation                                       69,230

           Net cash used
           in operating
           activities         (1,042,069)     (546,644)       (180,183)

INVESTING ACTIVITIES:
  Purchase of investment
   securities                 (2,825,799)   (2,096,344)
  Proceeds from maturities
   of investment securities    3,907,000       659,000
  Issuance of notes receivable  (317,789)     (205,775)         (9,000)
  Capital expenditures           (92,752)      (66,549)        (23,300)
  Escrow deposit                                               (50,000)

           Net cash provided
           by (used in)
           investing activities  670,660    (1,709,668)        (82,300)

FINANCING ACTIVITIES:
  Payments received on note
   receivable issued for
   common stock                  183,557       132,021
  Proceeds from short-term
   margin loan                   139,268
  Payments on long-term debt
   and capital lease obligation               (160,026)        (41,813)
  Net proceeds from issuance
   of common stock                           1,904,292         545,687
  Proceeds from issuance of
   long-term debt                                              240,000

           Net cash provided
           by financing
           activities            322,825     1,876,287         743,874

NET (DECREASE) INCREASE IN CASH  (48,584)     (380,025)        481,391

CASH AT BEGINNING OF YEAR        151,728       531,753          50,362

CASH AT END OF YEAR            $ 103,144     $ 151,728       $ 531,753

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
  Cash paid for interest        $  2,936      $ 10,416        $  2,318

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued for
   services rendered             $24,600
  Common stock issued for
   note receivable                           $ 737,000
  Conversion of long-term
   debt and accrued interest
   to common stock                           $ 215,621     $   158,221
  Conversion of escrow deposit
   to equity                                 $  50,000

See notes to financial statements.

BOATRACS, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations - The foundation of the Company's business is the distribution of the OmniTRACS satellite-based communications and tracking system for marine application under a license and distribution agreement with Qualcomm, Incorporated ("Qualcomm", see Note 8). Under the agreement, the Company sells mobile communications terminals and software for use onboard marine vessels and by marine dispatchers. In addition, the Company also provides 24-hour messaging and relaying services.

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

   For accounting purposes the acquisition has been treated as a recapitalization of Old Boatracs with Old Boatracs as the acquirer. Accordingly, the historical financial statements prior to January 12, 1995 are those of Old Boatracs. The financial statements for all periods presented have been retroactively restated to reflect the equivalent number of shares received in the merger and the change in the capital structure. Pro forma information has not been provided as it is not required.

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

   Property - Property is stated at cost. Depreciation is provided under a straight-line method for assets acquired in 1996, and an accelerated method for assets purchased prior to 1996 over the estimated useful lives of the assets (generally 3-5 years).

   Revenue Recognition - Revenue from the sale of communication systems is recognized at the time the equipment is shipped to the customer. Revenue from messaging is recognized at the time the transmission is made by the customer.

   Significant Customers - Major customers individually accounted for 26%, 15% and 8% of 1996 sales, 23%, 18% and 12% of 1995 sales, and 21% and 11% of 1994 sales. Accounts receivable from these customers aggregated $300,413 at December 31, 1996. The Company has not historically experienced any significant losses on its accounts receivable.

   Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

   Net Loss Per Share - Net loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year.

   Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications - Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2. BALANCE SHEET DETAILS

                                                 1996       1995

     Accounts Receivable                       $570,780   $425,789
        Less allowance for doubtful accounts     13,534     18,297
                                               $557,246   $407,492

     Property- at cost:
        Computers and equipment                $226,650   $133,898
         Less accumulated depreciation         (105,919)   (61,499)
                                               $120,731    $72,399

     Deferred Compensation - Officer (Note 7)  $369,230   $369,230
     Less Note Receivable - Officer ( Note 3)   324,101    120,455
                                               $ 45,129   $248,775

   Depreciation expense was $44,420, $24,334 and $12,289 for the years ended December 31, 1996, 1995 and 1994, respectively.

3. NOTES RECEIVABLE

   Canadian Company - The Company has a note receivable agreement with a Canadian company. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $208,463 and $78,000 at December 31, 1996 and 1995, respectively. The note has been classified as long-term based upon the Company's intent not to request payment prior to January 1, 1998.

   In September 1996, the Company entered into an agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the Boatracs system, and any related business in certain specified Canadian territory.

   Stockholder- During 1995, the Company entered into a note receivable agreement with an individual who is an officer, director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances are secured by an agreed upon offset to related deferred compensation (see
   Note 7). The advances bear interest at 5.5% and are due on demand. Advances under the agreement totaled $310,000 at December 31, 1996, plus accrued interest. Terms of the note receivable agreement allow satisfaction of the balance as an offset to related deferred compensation.

4. LEASES

   Facility Leases - The Company leases its facilities under five non-cancelable operating leases which expire through September 2001. Rent expense was approximately $51,900, $31,900, and $14,360 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments.

   Capital Lease - Included in property at December 31, 1996 and
   December 31, 1995 is property acquired under a capital lease of $6,289. All obligations in connection with this lease were paid during 1996.

   Future minimum lease payments under non-cancelable operating leases at December 31, 1996 are summarized as follows:

           Year Ending December 31,

        1997                   $ 88,835
        1998                     74,383
        1999                     26,436
        2000                     26,436
        2001                     26,436
                              $ 242,526

5. INCOME TAXES

   Prior to October 1994 the Company had elected S corporation status for Federal income tax and California franchise tax purposes. As such, taxable income or loss through September 1994 was attributed to the stockholders of the Company. Effective October 1994, the Company elected C corporation status. Due to a valuation allowance provided for deferred income tax assets for the years ended December 31, 1996 and 1995 and the period from October 1, 1994 to December 31, 1994, the Company's effective income tax rate is 0%.

   The tax effects of significant items comprising the Company's deferred income tax assets were approximately as follows:

                                                1996          1995
      Deferred income tax assets:
        Net operating loss carryforwards      $634,000       271,000
        Deferred employee compensation         160,000       148,000
        Accrued employee compensation                         13,000
        Tax credits                             12,000
        Allowance for uncollectible accounts     6,000         7,000
        Deferred income                          1,000         1,000
        State income taxes                         500           500
        Other reserves                           6,000         6,000

      Total deferred income tax assets         819,500       446,500

      Less valuation allowance                (819,500)     (446,500)

      Net deferred income tax assets        $              $






   At December 31, 1996, the Company had unused net operating loss carryforwards of approximately $1,650,000 for Federal income tax purposes which expire at various dates from 2005 to 2011.

   Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is maintained to reduce deferred income tax assets to an amount which, in the opinion of management, will more likely than not be realized by the Company.

6. STOCKHOLDERS' EQUITY (DEFICIT)

   Note Receivable Issued for Common Stock - During March 1995, the Company issued 1,112,265 shares of common stock to Qualcomm (see
   Note 8) for $737,000. The purchase price of the shares will be paid by a reduction in the price of certain products and services currently provided by Qualcomm to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under the license and distribution agreement (see Note 8). The transaction was recorded as a note receivable for common stock issued which is reduced as discounts are earned. Through December 31, 1996, a total of $315,578 in discounts were earned.

   Stock Warrants - During October 1995, the Company issued 25,000 common stock purchase warrants. The warrants represent the right to purchase one share of the Company's common stock at $1.50 and expire during October 1998.

   Stock Options - During January 1996, the Company entered into a Non-Circumvention Agreement with a financial consultant. The agreement included a grant of 50,000 stock options at $1.50 each.

   Registration Statements with the Securities and Exchange Commission - During 1995, the Company filed two registration statements on Form S-1 with the Securities and Exchange Commission, registering a total of 6,049,684 shares of the Company's common stock. The Company did not receive any proceeds from these transactions.

   During May 1996, the Company filed Post-Effective Amendment No. 3 to its Form S-1, which provides for registration of 6,033,385 shares on behalf of certain selling stockholders. The Company did not receive any proceeds from this transaction.

   Stock Option Plan - Under the 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 1,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. Stock option transactions are summarized below:

                                         Number         Price
                                        of Shares      per Share

    Outstanding, January 1, 1996             0
    Granted                            730,500     $1.00 - $1.81
    Canceled                           (21,000)    $1.00 - $1.81
    Outstanding, December 31, 1996     709,500     $1.00 - $1.81

   The Company applies Accounting Principles Board of Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and pro forma net loss for the period ended December 31, 1996 would have been increased by approximately $166,000, or $0.01 per share.

   Under FASB 123, the fair value of the options granted during 1996 is estimated as approximately $830,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 344%, risk-free interest rate of 6.5%, and expected life of seven years.

   The following table summarizes information as of December 31, 1996 concerning currently outstanding and exercisable options:

           ----- Options   Outstanding --------   --Options Exercisable
 Range of                Weighted       Weighted               Weighted
 Exercise  Number     Avg Remaining   Avg Exercise  Number   Avg Exercise
 Prices  Outstanding Contractual Life    Price    Exercisable    Price

 $1-$1.81   709,500         6.6           $1.10       30,000      $1.18


7. RELATED PARTY TRANSACTIONS

   The Company has entered into a deferred compensation arrangement with its majority stockholder. At December 31, 1996, deferred compensation totaled $369,230. Such amount can be offset by a note receivable from the Stockholder (see Note 3).

8. LICENSE AND DISTRIBUTION AGREEMENT

   On June 13, 1990, the Company entered into a license and distribution agreement, as amended through August 26, 1996, with Qualcomm. Pursuant to the agreement, the Company was appointed Qualcomm's exclusive and non-exclusive distributor, in defined territories, of the OmniTRACS satellite-based communications and tracking system (the "System") for marine application, as defined. During 1996, the Company reached certain sales goals and became the exclusive distributor in previous non-exclusive territories. The Company was also appointed provider of message services to the users of the System. In connection therewith, the Company was also granted an exclusive and non-exclusive license to certain software used with the System. Qualcomm was granted an exclusive perpetual, worldwide, royalty free license to any improvements made by the Company to the System or related software.

   Under the agreement, the Company is required to sell a certain minimum number of systems in order to maintain the exclusivity of its distribution rights. The minimum purchase requirements for each calendar year is to be agreed upon between the Company and Qualcomm subject to a minimum of 300 systems for calendar year ended December 31, 1997 and increasing by 10% each year thereafter.

   If Qualcomm is unable to provide service or elects not to remain in business, they may terminate the agreement with six months' notice and have no further liability. Qualcomm shall take such steps which are reasonable and necessary to enable the Company to continue to provide the message services to its existing end users.

   In the event the Company desires to sell its business, the Company shall first provide notice in writing to Qualcomm. Qualcomm shall then have thirty days to exercise its option to purchase the Company at the purchase price and on the terms stated in the notice.

   The agreement expires during June 2000 and may be renewed for two additional five-year periods. The agreement is subject to re-negotiation at the end of the option period.

   Memorandum of Understanding - During 1996, the Company entered into a memorandum of understanding with ALCATEL Qualcomm, a French company, whereby the Company agreed to establish and distribute a certain satellite communication system within a certain number of countries comprising the joint venture territory, as defined in the memorandum, for vessel applications.

9. SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

    During September 1996, the Company approved the adoption of a
Salary Reduction Simplified     Employer Plan (SAR-SEP) allowing
eligible employees to contribute savings on a pretax basis
effective   January 1996.  Employees may contribute up to 15% of
their salary, not to exceed $9,500 annually.  A     discretionary
contribution is determined each year by the Company.  In 1996, the
Company     did not elect   to contribute to the    Plan.

10.    SUBSEQUENT EVENTS

    Federal Communications Commission (FCC) - In February 1997, the
FCC granted to Qualcomm Inc.    a license adding marine capability
for use with the OmniTRACS system for up to 100,000 MCT's. This replaces the previous experimental license that was being used for
marine operation of the OmniTRACS   service.  The term of the
license is from January 3, 1997 to January 3, 2007.

    Contract signed with Deutsche Binnenreederei ("DBR") - In March 1997, the Company announced it had signed a contract with DBR who will purchase and equip 105 of its vessels with Boatracs equipment in the first half of 1997.

                            *****************
                                F-12