Form 10QSB
period 1997-03-31
BOATRACS INC /CA/
filed 1997-05-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997

    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to ___________

               Commission File Number 0-11038

                       BOATRACS, INC.
  (Exact name of small business issuer as specified in its
                          charter)

     California                            33-0644381
(State or other jurisdiction of (I.R.S.Employer Identification No.) incorporation or organization)

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

             APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,602,310 shares of common stock as of April 30, 1997.

Transitional Small Business Disclosure Format (check one):
Yes  __    No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
Statements of Operations (Unaudited)

                                 Three Months Ended March 31,
                                       1997       1996

REVENUES:
Communications systems               $499,823   $460,973
Data transmission & messaging         631,419    443,632

        TOTAL REVENUES              1,131,242    904,605

COSTS AND EXPENSES:
Communications systems               335,813    304,085
Data transmission & messaging        310,377    253,698
Selling, general and administrative  603,917    532,303

        TOTAL COSTS AND EXPENSES   1,250,107  1,090,086

LOSS FROM OPERATIONS                (118,865)  (185,481)

Interest income                        3,668     17,360

Interest expense                      (2,060)    (1,195)



NET LOSS                           ($117,257) ($169,316)


NET LOSS PER SHARE
                                       ($.01)     ($.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING             12,602,310 12,582,846







See Notes to Financial Statements

BOATRACS, INC.
BALANCE SHEETS

                                   March 31,    December 31,
ASSETS                               1997          1996
                                  (Unaudited)
CURRENT ASSETS:
  Cash                               $169,279    $103,144
  Investment Securities               208,415     425,852
  Accounts receivable -net            653,888     557,246
  Inventories                         125,650      92,118
  Prepaid expenses and other assets    71,433      73,710

        TOTAL CURRENT ASSETS        1,228,665   1,252,070

PROPERTY, at cost                     154,133     120,731

NOTES RECEIVABLE                      233,463     208,463

TOTAL                              $1,616,261  $1,581,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                        $1,041,880    $796,666
  Note payable                         45,129
  Short-term margin loan on
   securities                                     139,268
  Deferred compensation- net                       45,129

        TOTAL CURRENT LIABILITIES   1,087,009     981,063


STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
   1,000,000 shares authorized,
   no shares issued
  Common stock, no par value;
   100,000,000 shares authorized,
   12,602,310 shares issued and
   outstanding in 1997 and 1996,
   respectively                     4,210,925   4,210,925
  Accumulated deficit              (3,306,559) (3,189,302)
  Note receivable for common stock
   issued                            (375,114)   (421,422)

        TOTAL STOCKHOLDERS' EQUITY    529,252     600,201

TOTAL                              $1,616,261  $1,581,264

See Notes to Financial Statements

BOATRACS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three months ended March 31,
                                         1997       1996

Operating activities:
Net loss                             ($117,257)   ($169,316)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                        11,092        7,699
    Accrued interest on notes
     receivable                                      (2,147)
  Changes in asset & liabilities:
    Accounts receivable                (96,642)    (129,246)
    Inventories                        (33,532)       8,804
    Prepaid expenses & other assets      2,277          662
    Accounts payable and accrued
     expenses                          245,214       97,426
Net cash provided by (used in)
operating activities                    11,152     (186,118)

Investing activities:
  Capital expenditures                 (44,494)     (30,051)
  Proceeds from maturities of
   investment securities               217,437      269,518
Net cash provided by investing
activities                             172,943      239,467

Financing activities:
  Payments received on note
   receivable issued for
   common stock                         46,308       48,758
  Short-term margin loan on
   securities                         (139,268)
  Issuance of notes receivable         (25,000)    (105,621)
  Payments on long-term debt and
   capital lease obligation                            (321)
Net cash used in financing activities (117,960)     (57,184)

Net increase (decrease) in cash         66,135       (3,835)

Cash at beginning of period            103,144      151,728

Cash at end of period                 $169,279     $147,893

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for services rendered   $0     $24,600


See Notes to Financial Statements

                       BOATRACS, INC.

          NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements at March 31, 1997 and 1996 as of and for the three months then ended are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

NOTE 2 - NET LOSS PER SHARE

Net Loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period including common stock equivalents. Net loss per share is unchanged on a fully diluted basis for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The Company has not adopted SFAS No. 128 for the current year but will adopt SFAS No. 128 during the year ended December 31, 1998. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial statements.

NOTE 3 - BALANCE SHEET DETAILS

                                   March 31,     December 31,
                                     1997            1996
                                  (Unaudited)

    Accounts Receivable           $ 666,752       $ 570,780
      Less allowance for doubtful
       accounts                     (12,864)        (13,534)
                                  $ 653,888       $ 557,246

    Property- at cost:
       Computers and equipment    $ 233,489       $ 226,650
       Leasehold Improvements        37,655
          sub-total               $ 271,144       $ 226,650
     Less accumulated depreciation (117,011)       (105,919)
                                  $ 154,133       $ 120,731

    Deferred Compensation -
     Officer (Note 4)                             $ 369,230
     Less Note Receivable -
      Officer (Note 4)                             (324,101)
                                                  $  45,129


Depreciation expense was $13,402 for the three months ended
March 31, 1997 and $44,420 for the year ended December 31,
1996.

NOTE 4 - NOTES RECEIVABLE

Canadian Company - The Company has a note receivable agreement with a Canadian company. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $233,463 and $208,463 at March 31, 1997 and December 31, 1996, respectively. The note has been classified as long-term based upon the Company's intent not to request payment prior to April 1, 1998.

In September 1996, the Company entered into an agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the BOATRACS system, and any related business in certain specified Canadian territory.

Stockholder - During 1995, the Company entered into a note receivable agreement with an individual who is an officer, director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances were secured by an agreed upon offset to related deferred compensation. The advances bore interest at 5.5% and were due on demand. Advances under the agreement totaled $310,000 at December 31, 1996, plus accrued interest. Terms of the note receivable agreement allow satisfaction of the balance as an offset to related deferred compensation. In the first quarter of 1997, the note was offset against the deferred compensation and the remaining $45,129 was reclassified as a short-term note payable to the stockholder.

NOTE 5 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 9%, of the Company's common stock. The shares were issued for a total consideration of $737,000 which will be paid by providing discounts on future purchases of OmniTRACS equipment and messaging units from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the first quarter of 1997, a total of $46,308 in discounts had been earned reducing the receivable balance to $375,114, compared to the first quarter of the prior year when $48,758 of discounts were earned reducing the receivable balance to $556,221.

NOTE 6 - SELLING STOCKHOLDER REGISTRATION WITH THE
SECURITIES AND EXCHANGE COMMISSION

On May 1, 1997, the Company filed a Registration Statement on Form SB-2, which provides for registration of 5,490,956 shares on behalf of certain selling stockholders, including
(1) certain stockholders of the predecessor company to BOATRACS; (2) QUALCOMM, Inc., the Company's sole supplier;
(3) shares received by a director on conversion of a note;
and (4) shares issued in a private placement in the last quarter of 1995. The Company did not receive any proceeds from the transaction.

NOTE 7 - STOCK OPTIONS

Under the 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 1,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At March 31, 1997, there were 569,500 options outstanding.

The Company applies Accounting Principles Board of Opinion no. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and pro forma net loss for the period ended December 31, 1996 would have been increased by approximately $166,000, or $0.0l per share.

Under FASB 123, the fair value of the options granted during 1996 is estimated as approximately $830,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 344%, risk-free interest rate of 6.5%, and expected life of seven years.

NOTE 8 - SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees may contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution is determined each year by the Company. As of the quarter ended March 31, 1997, the Company elected not to contribute to the Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). The OmniTRACS system provides confidential two-way communications between vessels at sea and base stations on land or with other vessels and is effective while a vessel is within the satellite's "footprint," which extends roughly 200 to 400 miles offshore of the continental United States. The system also allows for hourly position tracking, monitoring, and data transmission and, using supplementary products, can provide engine performance and fuel consumption monitoring.

The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, Inc., the sole supplier of equipment sold by the Company and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are described fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

For the three months ended March 31, 1997 and 1996

Total revenues for the quarter ended March 31, 1997, were $1,131,242, an increase of $226,637 or 25.05% as compared to total revenues of $904,605 for the quarter ended March 31, 1996.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $499,823 or 44.18% of total revenues, an increase of $38,850 or 8.43% compared to $460,973 or 50.96% of total revenues in the first quarter of 1996. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in Europe and Canada partially offset by a reduction in FuelMate revenues in the first quarter of 1997 compared to the same period in 1996. Data transmission and messaging revenues were $631,419 or 55.82% of total revenues, an increase of $187,787 or 42.33% compared to $443,632 or 49.04% of total revenues in the first quarter of 1996. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $335,813 or 67.19% of communications systems revenues for the quarter ended March 31, 1997, an increase of $31,728 or 10.43%, compared to $304,085 which represented 65.97% of communications systems revenues in the corresponding quarter of the prior year.
The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The increase in communications systems expenses as a percentage of communications systems revenues is primarily due to more units sold at volume discounts in 1997, compared to 1996. Data transmission and messaging expenses were $310,377 or 49.16% of data transmission and messaging revenues for the quarter ended March 31, 1997, an increase of $56,679 or 22.34%, compared to $253,698 which represented 57.19% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $603,917 or 53.39% of total revenues for the quarter ended March 31, 1997, an increase of $71,614 or 13.45%, compared to $532,303 or 58.84% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to additional expenses incurred, including the hiring of additional sales and technical personnel. In addition, the Company has incurred increased significant costs pursuing the commencement of operations in Europe, including travel, opening and maintaining a data transmission and messaging center in The Netherlands, and payment to various consultants. The Company also incurs costs in the development of software to facilitate customer operations. The costs are written off as incurred. A breakdown of operating results for the first quarter 1997 on a geographical basis reflects a pretax profit of approximately $160,000 for U.S. operations before research and development expenses.

Interest expense for the quarter ended March 31, 1997, was $2,060 or
 .18% of total revenues, an increase of $865 compared to $1,195 which was .13% of total revenues in the prior corresponding quarter. The dollar increase reflects the effects of an increase in short-term loans against investment securities over the corresponding quarter in the prior year.

Other income of $3,668 in the quarter ended March 31, 1997, represents interest earned on investments. This represents a decrease of $13,692 or 78.87%, compared to interest income of $17,360 in the first quarter of 1996.

Liquidity and Capital Resources

The Company's cash balance at March 31, 1997, was $169,279, an increase of $66,135 over the December 31, 1996 cash balance of $103,144. At March 31, 1997, working capital was $141,656, a decrease of $129,351 from the working capital of $271,007 at December 31, 1996. Cash of $11,152 was provided by operating activities, cash of $172,943 was provided by investing activities and cash of $117,960 was used in financing activities in the first three months of 1997.

Accounts receivable increased $96,642 at March 31, 1997, compared to December 31, 1996, due to the increased sales and data transmission and messaging charges in the first quarter not yet paid for. Inventory increased $33,532 at March 31, 1997, compared to year end primarily due to the purchase of units for potential European customers.
Prepaid expenses were $2,277 lower primarily due to the timing of prepaid insurance and other miscellaneous prepaids. Notes receivable increased $25,000 at March 31, 1997, compared to year end due to monies loaned in connection with Promissory Notes (see note 4). Accounts payable and other accrued expenses increased $245,214 at March 31, 1997, compared to year end primarily due to an increase of payables due to the supplier of BOATRACS communications and messaging systems. Reduction of note receivable for common stock issued in the amount of $46,308 relates to discounts received on purchases of equipment and messaging from the supplier as provided in accordance with the terms of the Note (see note 5.)

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

ITEM 1.  LEGAL PROCEEDINGS
Inapplicable

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Thursday, May 7, 1997, the Company held the Annual
Meeting of Shareholders at QUALCOMM, Inc., San Diego,
California.

The following Directors were elected:

                              FOR            AGAINST

Michael Silverman        11,226,685           5,032
Annette Friskopp         11,226,685           5,032
Giles Bateman            11,226,685           5,032
Norman Kane              11,226,685           5,032
Luis Maizel              11,226,685           5,032
Ilana Silverman          11,226,685           5,032





The following matters were adopted at the meeting:

1. Approval of a proposal to ratify and approve certain amendments to the BOATRACS, Inc. 1996 Stock Option Plan.

        FOR       AGAINST        ABSTAIN   NON-VOTE

     11,124,093   34,147          9,072     64,405


ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          Item
          (a)(1) Exhibit 11 - Computation re Net Loss per share
                     (filed herewith).

                         SIGNATURES


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BOATRACS, Inc.
                              Registrant


May 14,  1997                     /s/ MICHAEL SILVERMAN
Date                                  Michael Silverman
                                      Chief Executive Officer



May 14, 1997                      /s/ DALE FISHER
Date                                  Dale Fisher
                                      Chief Financial Officer