Form 10QSB
period 1997-06-30
BOATRACS INC /CA/
filed 1997-08-01
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

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

             APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,602,310 shares of common stock as of June 30, 1997.

Transitional Small Business Disclosure Format (check one):
Yes  __    No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
Statements of Operations (Unaudited)

                    Three Months Ended June 30,  Six Months Ended June 30,
                          1997       1996          1997        1996

REVENUES:
Communications systems  $635,524   $413,533     $1,135,348   $874,506
Data transmission &
messaging                646,015    490,160      1,277,434    933,792

        TOTAL REVENUES 1,281,539    903,693      2,412,782  1,808,298

COSTS AND EXPENSES:
Communications systems   419,569    271,953        755,383    576,039
Data transmission &
messaging                336,403    262,237        646,780    516,010
Selling, general and
administrative           596,443    634,903      1,200,360  1,167,131

        TOTAL COSTS
        AND EXPENSES  1,352,415   1,169,093      2,602,523  2,259,180

LOSS FROM OPERATIONS    (70,876)   (265,400)      (189,741)  (450,882)

Interest income           2,525      18,989          6,193     36,350

Interest expense            -0-        (968)        (2,060)    (2,163)

NET LOSS               ($68,351)  ($247,379)     ($185,608) ($416,695)

NET LOSS PER SHARE        ($.01)      ($.02)         ($.01)     ($.03)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING          12,602,310  12,602,310     12,602,310 12,592,578



See Notes to Financial Statements

BOATRACS, INC.
BALANCE SHEETS

                                     June 30,  December 31,
ASSETS                                 1997       1996
                                    (Unaudited)
CURRENT ASSETS:
  Cash                               $303,160   $103,144
  Investment Securities               246,473    425,852
  Accounts receivable -net            628,265    557,246
  Inventories                         126,021     92,118
  Prepaid expenses and other assets   166,126     73,710

        TOTAL CURRENT ASSETS        1,470,045  1,252,070

PROPERTY, at cost                     154,710    120,731

NOTES RECEIVABLE                      259,463    208,463

TOTAL                              $1,884,218 $1,581,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
  expenses                         $1,318,536   $796,666
  Note payable--stockholder            45,129
  Short-term margin loan on securities           139,268
  Deferred compensation- net                      45,129

        TOTAL CURRENT LIABILITIES   1,363,665    981,063


STOCKHOLDERS' EQUITY:
  Preferred stock,
   no par value; 1,000,000 shares
   authorized, no shares issued
  Common stock, no par value;
   100,000,000 shares authorized,
   12,602,310 shares issued and
   outstanding in 1997 and 1996,
   respectively                     4,210,925  4,210,925
  Accumulated deficit              (3,374,910)(3,189,302)
  Note receivable for common
   stock issued                      (315,462)  (421,422)

        TOTAL STOCKHOLDERS' EQUITY    520,553    600,201

TOTAL                              $1,884,218 $1,581,264

See Notes to Financial Statements

BOATRACS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                  Six months ended June 30,
                                      1997       1996

Operating activities:
Net loss                           ($185,608)  ($416,695)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                      25,193      16,742
    Accrued interest on notes
     receivable                           -0-     (5,466)
Changes in assets & liabilities:
    Accounts receivable              (71,019)   (188,255)
    Inventories                      (33,903)     (2,769)
    Prepaid expenses & other assets  (92,416)    (38,534)
    Accounts payable and accrued
     expenses                        521,870     115,895
Net cash provided by (used in)
 operating activities                164,117    (519,082)

Investing activities:
  Capital expenditures               (59,172)    (43,827)
  Net maturities of investment
   securities                        179,379     551,799

Net cash provided by investing
 activities                          120,207     507,972

Financing activities:
  Payments received on note
   receivable issued for common
   stock                             105,960      96,157
  Short-term margin loan on
   securities                       (139,268)
  Issuance of notes receivable       (51,000)   (195,621)
  Payments on long-term debt and
   capital lease obligation               -0-       (708)
Net cash used in financing
 activities                          (84,308)   (100,172)

Net increase (decrease) in cash      200,016    (111,282)

Cash at beginning of period          103,144     151,728

Cash at end of period               $303,160     $40,446

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for services
 rendered                                 $0     $24,600


See Notes to Financial Statements

                       BOATRACS, INC.

          NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements at June 30, 1997 and 1996 as of and for the six months then ended are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

NOTE 2 - NET LOSS PER SHARE

Net Loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period including common stock equivalents. Net loss per share is unchanged on a fully diluted basis for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The Company will be required to adopt the new method of reporting EPS for the year ending December 31, 1997. If SFAS No. 128 had been adopted as of January 1, 1997, there would be no change in the EPS calculation as presented on the Statement of Operations as of and for the period ended June 30, 1997.







NOTE 3 - BALANCE SHEET DETAILS

                                    June 30,    December 31,
                                      1997          1996
                                  (Unaudited)

    Accounts Receivable           $ 641,130      $ 570,780
      Less allowance for doubtful
       accounts                     (12,865)       (13,534)
                                  $ 628,265      $ 557,246

    Property- at cost:
       Computers and equipment    $ 248,166      $ 226,650
       Leasehold Improvements        37,656
          sub-total              $  285,822      $ 226,650
     Less accumulated depreciation (131,112)      (105,919)
                                 $  154,710      $ 120,731

    Deferred Compensation -
     Officer (Note 4)                             $369,230
      Less Note Receivable -
       Officer (Note 4)                           (324,101)
                                                 $  45,129


Depreciation expense was $25,193 for the six months ended
June 30, 1997 and $44,420 for the year ended December 31,
1996.

NOTE 4 - NOTES RECEIVABLE

Canadian Company - The Company has a demand note receivable agreement with a Canadian company that provides for periodic advances. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $259,463 and $208,463 at June 30, 1997 and December 31,
1996, respectively. The note receivable has been classified as long-term based upon the Company's intent not to request payment prior to July 1, 1998.

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

NOTE 5 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 9%, of the Company's common stock. The shares were issued for a total consideration of $737,000 which will be paid by providing discounts on future purchases of OmniTRACS equipment and data transmission and messaging from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the second quarter of 1997, a total of $59,652 in discounts had been earned reducing the receivable balance to $315,462, compared to the second quarter of the prior year when $47,399 of discounts were earned reducing the receivable balance to $508,822.

NOTE 6 - SELLING STOCKHOLDER REGISTRATION WITH THE
SECURITIES AND EXCHANGE COMMISSION

On May 13, 1997, a Registration Statement on Form SB-2 was accepted by the Securities & Exchange Commission, which provides for registration of 5,490,956 shares of common stock on behalf of certain selling stockholders, including
(1) certain stockholders of the predecessor company to BOATRACS; (2) QUALCOMM, Inc., the Company's sole supplier;
(3) shares received by a director on conversion of a note;
and (4) shares issued in a private placement in the last quarter of 1995. The Company did not receive any proceeds from the transaction.



NOTE 7 - STOCK OPTIONS

Under the 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 1,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At June 30, 1997, there were 573,500 options outstanding.

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

NOTE 8 - SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees may contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution is determined each year by the Company.
As of the quarter ended June 30, 1997, the Company elected not to contribute to the Plan.



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

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, Inc., the sole supplier of equipment sold by the Company and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are described fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

For the three months ended June 30, 1997 and 1996

Total revenues for the quarter ended June 30, 1997, were $1,281,539, an increase of $377,846 or 41.8% as compared to total revenues of $903,693 for the quarter ended June 30, 1996.

Communications systems revenues, which consists of revenues from the sale of BOATRACS systems and related software, were $635,524 or 49.6% of total revenues, an increase of $221,991 or 53.7% compared to $413,533 or 45.8% of total revenues in the second quarter of 1996. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in Europe and Canada and an increase in FuelMate and software revenues compared to the same period in 1996. Data transmission and messaging revenues were $646,015 or 50.4% of total revenues, an increase of $155,855 or 31.8% compared to $490,160 or 54.2%
of total revenues in the second quarter of 1996. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $419,569 or 66% of communications systems revenues for the quarter ended June 30, 1997, an increase of $147,616 or 54.3%, compared to $271,953 which represented 65.8% of communications systems revenues in the corresponding quarter of the prior year.
The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. Communication systems expenses as a percentage of communication systems revenues was relatively unchanged from the prior year. Data transmission and messaging expenses were $336,403 or 52.1% of data transmission and messaging revenues for the quarter ended June 30, 1997, an increase of $74,166 or 28.3%, compared to $262,237 which represented 53.5% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $596,443 or 46.5% of total revenues for the quarter ended June 30, 1997, a decrease of $38,460 or 6.1%, compared to $634,903 or 70.3% of total revenues in the prior corresponding quarter. The decreased dollar amount is primarily attributable to a reduction in expenses incurred, primarily certain general operating expenses, legal expenses and costs associated with the European office, including consultant fees and travel expenses. In addition, the Company incurred costs in the development of software to facilitate customer operations, which were also reduced during the second quarter compared to the second quarter of the prior year. The software development costs are written off as incurred. A breakdown of operating results for the second quarter 1997 on a geographical basis reflects a pretax profit of approximately $176,000 for U.S. operations before research and development expenses.

Interest income of $2,525 in the quarter ended June 30, 1997, represents interest earned on investments. This represents a decrease of $16,464 or 86.7%, compared to interest income of $18,989 in the second quarter of 1996.

There was no interest expense for the quarter ended June 30, 1997, a decrease of $968 compared to the prior corresponding quarter.

For the six months ended June 30, 1997 and 1996

Total revenues for the six month ended June 30, 1997, were $2,412,782, an increase of $604,484 or 33.4% as compared to total revenues of $1,808,298 for the six months ended June
30, 1996.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $1,135,348 or 47.1% of total revenues, an increase of $260,842 or 29.8% compared to $874,506 or 48.4% of total revenues in the same period of 1996. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in Europe and Canada partially offset by a reduction in FuelMate revenues in the first six months of 1997 compared to the same period in 1996. Data transmission and messaging revenues were $1,277,434 or 52.9% of total revenues, an increase of $343,642 or 36.8% compared to $933,792 or 51.6% of total revenues in the same period of 1996. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $755,383 or 66.5% of communications systems revenues for the six months ended June 30, 1997, an increase of $179,344 or 31.1%, compared to $576,039 which represented 65.9% of communications systems revenues in the corresponding period of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The increase in communications systems expenses as a percentage of communications systems revenues is primarily due to more units sold at volume discounts in 1997, compared to 1996. Data transmission and messaging expenses were $646,780 or 50.6% of data transmission and messaging revenues for the six months ended June 30, 1997, an increase of $130,770 or 25.3%, compared to $516,010 which represented 55.3% of data transmission and messaging revenues in the corresponding period of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $1,200,360 or 49.8% of total revenues for the six months ended June 30, 1997, an increase of $33,229 or 2.8%, compared to $1,167,131 or 64.5% of total revenues in the prior corresponding period. The increased dollar amount is primarily attributable to additional expenses incurred, including commissions paid on the sale of communication units, increased salary expenses, increases in office expenses offset by a reduction in travel, telephone and legal expenses. In addition, the Company has incurred a small increase in costs pursuing the commencement of operations in Europe, including opening and maintaining a data transmission and messaging center in The Netherlands, and payment to various consultants. The Company also incurred costs in the development of software to facilitate customer operations; however, these costs were reduced for the six months ending June 30, 1997, compared to the same period of the prior year. The costs are written off as incurred. A breakdown of operating results for the six months ended June 30, 1997 on a geographical basis reflects a pretax profit of approximately $336,000 for U.S. operations before research and development expenses.

Interest income of $6,193 in the six months ended June 30, 1997, represents interest earned on investments. This represents a decrease of $30,157 or 83%, compared to interest income of $36,350 in the same period of 1996.

Interest expense for the six months ended June 30, 1997, was $2,060 or .09% of total revenues, a decrease of $103 compared to $2,163 which was .12% of total revenues in the prior corresponding period.

Liquidity and Capital Resources

The Company's cash balance at June 30, 1997, was $303,160, an increase of $200,016 over the December 31, 1996 cash balance of $103,144. At June 30, 1997, working capital was $106,380, a decrease of $164,627 from the working capital of $271,007 at December 31, 1996. Cash of $164,117 was
provided by operating activities, cash of $120,207 was provided by investing activities and cash of $84,308 was used in financing activities in the first six months of 1997.

Net accounts receivable increased $71,019 at June 30, 1997, compared to December 31, 1996, due to the increased sales and data transmission and messaging charges in the second quarter not yet paid for. Inventory increased $33,903 at June 30, 1997, compared to year end primarily due to the purchase of units for sale to potential European customers. Prepaid expenses were $92,416 higher primarily due to the timing of prepaid insurance, other miscellaneous prepaids and a deposit paid on a future sale. Notes receivable increased $51,000 at June 30, 1997, compared to year end due to monies loaned in connection with Promissory Notes (see note 4). Accounts payable and other accrued expenses increased $521,870 at June 30, 1997, compared to year end primarily due to an increase of payables due to the supplier of BOATRACS communications and messaging systems. Reduction of note receivable for common stock issued in the amount of $105,960 relates to discounts received on purchases of equipment and data transmission and messaging from the supplier as provided in accordance with the terms of the Note (see note 5.)

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

ITEM 1.  LEGAL PROCEEDINGS
Inapplicable

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of the May 7, 1997, shareholder's meeting were reported in Form 10-QSB for the period ended March 31, 1997.

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



                              BOATRACS, Inc.
                              Registrant


August 1, 1997                    /S/ MICHAEL SILVERMAN
Date                              Michael Silverman
                                  Chief Executive Officer


August 1, 1997                    /S/ DALE FISHER
Date                              Dale Fisher
                                  Chief Financial Officer


Rev. 7/31/97