Form 10QSB
period 1997-09-30
BOATRACS INC /CA/
filed 1997-11-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

       (x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1997

        ( ) TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,504,310 shares of common stock as of November 12, 1997.

Transitional Small Business Disclosure Format (check one): Yes  __  No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
Statements of Operations (Unaudited)

                             Three Months Ended        Nine Months Ended
                                September 30,            September 30,
                               1997        1996         1997        1996

REVENUES:
Communications systems       $788,844    $384,734     $1,924,192  $1,259,240
Data transmission & messaging 678,414     546,588      1,955,847   1,480,380

      TOTAL REVENUES        1,467,258     931,322      3,880,039   2,739,620

COSTS AND EXPENSES:
Communications systems        459,022     236,953      1,214,405     812,991
Data transmission & messaging 338,772     285,226        985,552     801,236
Selling, general and
  administrative              647,547     642,730      1,847,908   1,809,860

      TOTAL COSTS AND
       EXPENSES             1,445,341   1,164,909      4,047,865   3,424,087

GAIN/(LOSS) FROM OPERATIONS    21,917    (233,587)      (167,826)   (684,467)

Interest income                 3,109       12,806         9,303      49,155

Interest expense                    0         (255)       (2,060)     (2,418)

NET INCOME/(LOSS)             $25,026    ($221,036)    ($160,583)  ($637,730)

NET EARNINGS/(LOSS) PER SHARE    $.00        ($.02)        ($.01)      ($.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING      12,604,093   12,602,310    12,602,911  12,595,845




See Notes to Financial Statements

BOATRACS, INC.
BALANCE SHEETS
                                      September 30,         December 31,
ASSETS                                    1997                  1996
                                       (Unaudited)
CURRENT ASSETS:
  Cash & cash equivalents               $393,448              $103,144
  Investment Securities                        0               425,852
  Accounts receivable -net               711,304               557,246
  Inventories                            130,140                92,118
  Prepaid expenses and other assets       72,224                73,710

        TOTAL CURRENT ASSETS           1,307,116             1,252,070

PROPERTY, at cost                        138,170               120,731

NOTES RECEIVABLE                         282,463               208,463

TOTAL                                 $1,727,749            $1,581,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                          $1,112,238               $796,666
  Note payable--stockholder              10,129
  Short-term margin loan on securities                         139,268
  Deferred compensation- net                                    45,129

        TOTAL CURRENT LIABILITIES     1,122,367                981,063


STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
   1,000,000 shares authorized,
    no shares issued
  Common stock, no par value;
   100,000,000 shares authorized,
   12,604,310 and 12,602,310 shares
   issued and outstanding in 1997
   and 1996, respectively             4,212,925              4,210,925
  Accumulated deficit                (3,349,885)            (3,189,302)
  Note receivable for common
   stock issued                        (257,658)              (421,422)

        TOTAL STOCKHOLDERS' EQUITY      605,382                600,201

TOTAL                                $1,727,749             $1,581,264

See Notes to Financial Statements

BOATRACS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                      Nine months ended September 30,
                                            1997            1996

Operating activities:
Net loss                               ($160,583)      ($637,730)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                          40,440          26,719
    Write-off of equipment                 4,264
Changes in assets & liabilities:
    Accounts receivable, net            (154,058)       (287,166)
    Inventories                          (38,022)        (27,943)
    Prepaid expenses & other assets        1,486         (34,815)
    Accounts payable and accrued
      expenses                           315,572         179,357
Net cash provided by (used in)
 operating activities                      9,099        (781,578)

Investing activities:
  Capital expenditures                   (62,143)        (61,682)
  Net maturities of investment
   securities                            425,852         833,189
Net cash provided by investing
 activities                              363,709         771,507

Financing activities:
  Payments received on note
   receivable issued for common stock    163,764         144,683
  Short-term margin loan on securities	(139,268)
  Common stock issued for stock options    2,000
  Issuance of notes receivable           (74,000)       (283,527)
  Payments on long-term debt and capital
   lease obligation                      (35,000)           (708)
Net cash used in financing activities    (82,504)       (139,552)

Net increase (decrease) in cash          290,304        (149,623)

Cash at beginning of period              103,144         151,728

Cash at end of period                   $393,448          $2,105

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for services rendered     $0         $24,600


See Notes to Financial Statements

BOATRACS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements at September 30, 1997 and 1996 as of and for the nine months then ended are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

NOTE 2 - NET EARNINGS PER SHARE

Net Earnings per share amounts are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period including common stock equivalents. Net Earnings per share is unchanged on a fully diluted basis for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The Company will be required to adopt the new method of reporting EPS for the year ending December 31, 1997. If SFAS No. 128 had been adopted as of January 1, 1997, there would be no change in the EPS calculation as presented on the Statement of Operations as of and for the period ended September 30, 1997.

NOTE 3 - BALANCE SHEET DETAILS
                                         September 30,          December 31,
                                             1997                   1996
                                          (Unaudited)

    Accounts Receivable                     $ 724,168              $ 570,780
      Less allowance for doubtful accounts    (12,864)               (13,534)
                                            $ 711,304              $ 557,246
    Property- at cost:
       Computers and equipment              $ 230,684              $ 226,650
       Leasehold Improvements                  37,656               _______
                Sub-total                   $ 268,340              $ 226,650
        Less accumulated depreciation        (130,170)              (105,919)
                                            $ 138,170              $ 120,731

    Deferred Compensation - Officer (Note 4)                        $369,230
        Less Note Receivable - Officer (Note 4)                     (324,101)
                                                                   $  45,129

Depreciation expense was $40,440 for the nine months ended
September 30, 1997 and $44,420 for the year ended December 31, 1996.

NOTE 4 - NOTES RECEIVABLE

Canadian Company - The Company has a demand note receivable agreement with a Canadian company that provides for periodic advances. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $282,463 and $208,463 at September 30, 1997 and December 31, 1996, respectively. The note receivable has been classified as long-term based upon the Company's intent not to request payment prior to October 1, 1998.

In September 1996, the Company entered into an agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the BOATRACS system, and any related business in certain specified Canadian territory.

Stockholder - During 1995, the Company entered into a note receivable agreement with an individual who is an officer, director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances were secured by an agreed upon offset to related deferred compensation. The advances bore interest at 5.5% and were due on demand. Advances under the agreement totaled $310,000 at December 31, 1996, plus accrued interest. Terms of the note receivable agreement allow satisfaction of the balance as an offset to related deferred compensation. In the first quarter of 1997, the note was offset against the deferred compensation and the remaining $45,129 was reclassified as a short-term note payable to the stockholder. The balance at September 30, 1997 was $10,129.

NOTE 5 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 9%, of the Company's common stock. The shares were issued for a total consideration of $737,000, which will be paid by providing discounts on future purchases of OmniTRACS equipment and data transmission and messaging from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the third quarter of 1997, a total of $57,804 in discounts had been earned reducing the receivable balance to $257,658, compared to the third quarter of the prior year when $48,526 of discounts were earned reducing the receivable balance to $460,296.

NOTE 6 - SELLING STOCKHOLDER REGISTRATION WITH THE SECURITIES AND
         EXCHANGE COMMISSION

On May 13, 1997, a Registration Statement on Form SB-2 was accepted by the Securities & Exchange Commission which provides for registration of 5,490,956 shares of common stock on behalf of certain selling stockholders, including
(1) certain stockholders of the predecessor company to BOATRACS;
(2) QUALCOMM, Inc., the Company's sole supplier; (3) shares received by a director on conversion of a note; and (4) shares issued in a private placement in the last quarter of 1995. The Company did not receive any proceeds from the transaction.

NOTE 7 - STOCK OPTIONS

Under the 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 1,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At September 30, 1997, there were 576,500 options outstanding.

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

NOTE 8 - SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees may contribute up to 15% of their salary, not to exceed $9,500 annually.
A discretionary contribution is determined each year by the Company.
As of the quarter ended September 30, 1997, the Company elected not to contribute to the Plan.

NOTE 9 - SUBSEQUENT EVENT

During October 1997, Jon Gilbert was nominated to the Board of Directors and also named President and Chief Executive Officer. Mr. Gilbert entered into a Restricted Stock Purchase Agreement with the Company by which he will purchase 2,900,000 shares of newly issued common stock for a total purchase price of $2,320,000.

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

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, Inc., the sole supplier of equipment sold by the Company, and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are described fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

For the three months ended September 30, 1997 and 1996

Total revenues for the quarter ended September 30, 1997, were $1,467,258, an increase of $535,936 or 57.6% as compared to total revenues of $931,322 for the quarter ended September 30, 1996.

Communications systems revenues, which consists of revenues from the sale of BOATRACS systems and related software, were $788,844 or 53.8% of total revenues, an increase of $404,110 or 105.0% compared to $384,734 or 41.3% of total revenues in the third quarter of 1996. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in Europe and Canada and an increase in FuelMate and software revenues compared to the same period in 1996.
Data transmission and messaging revenues were $678,414 or 46.2% of total revenues, an increase of $131,826 or 24.1% compared to $546,588 or 58.7% of total revenues in the third quarter of 1996. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $459,022 or 58.2% of communications systems revenues for the quarter ended September 30, 1997, an increase of $222,069 or 93.7%, compared to $236,953 which represented 61.6% of communications systems revenues in the corresponding quarter of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The decrease in communication systems expenses as a percentage of communication systems revenues primarily reflects a decrease in price from the Company's supplier. Data transmission and messaging expenses were $338,772 or 49.9% of data transmission and messaging revenues for the quarter ended September 30, 1997, an increase of $53,546 or 18.8%, compared to $285,226 which represented 52.2% of data transmission and messaging revenues in the corresponding quarter of the prior year.
The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service and a continuing change in the customer mix.

Selling, general and administrative expenses were $647,547 or 44.1% of total revenues for the quarter ended September 30, 1997, an increase of $4,817 or .1%, compared to $642,730 or 69.0% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to increases in commissions, U.S. travel and the write-off of certain prepaid consulting expenses, offset by a reduction in expenses incurred, primarily certain general operating expenses, legal expenses and costs associated with the European office, including consultant fees and travel expenses. In addition, the Company incurred costs in the development of software to facilitate customer operations, which were also reduced during the third quarter compared to the third quarter of the prior year. The software development costs are written off as incurred. A breakdown of operating results for the third quarter 1997 on a geographical basis reflects a pretax profit of approximately $305,000 for U.S. operations before research and development expenses.

Interest income of $3,109 in the quarter ended September 30, 1997, represents interest earned on investments. This represents a decrease of $9,697 or 75.7%, compared to interest income of $12,806 in the third quarter of 1996.

For the nine months ended September 30, 1997 and 1996

Total revenues for the nine months ended September 30, 1997, were $3,880,039, an increase of $1,140,419 or 41.6% as compared to total revenues of $2,739,620 for the nine months ended September 30, 1996.

Communications systems revenues, which consists of revenues from the sale of the BOATRACS system and related software, were $1,924,192 or 49.6% of total revenues, an increase of $664,952 or 52.8% compared to $1,259,240 or 46.0% of total revenues in the same period of 1996.
The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in Europe and Canada and an increase in software and FuelMate sales in the first nine months of 1997 compared to the same period in 1996. Data transmission and messaging revenues were $1,955,847 or 50.4% of total revenues, an increase of $475,467 or 32.1% compared to $1,480,380 or 54.0% of total revenues in the same period of 1996. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $1,214,405 or 63.1% of communications systems revenues for the nine months ended September 30, 1997, an increase of $401,414 or 49.4%, compared to $812,991 which represented 64.6% of communications systems revenues in the corresponding period of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The decrease in communications systems expenses as a percentage of communications systems revenues is primarily due to less volume discounts given to customers in 1997, compared to 1996, and a decrease in the cost from the supplier commencing at the end of the second quarter.
Data transmission and messaging expenses were $985,552 or 50.4% of data transmission and messaging revenues for the nine months ended
September 30, 1997, an increase of $184,316 or 23.0%, compared to $801,236 which represented 54.1% of data transmission and messaging revenues in the corresponding period of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels.
The decrease in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service.

Selling, general and administrative expenses were $1,847,908 or 47.6% of total revenues for the nine months ended September 30, 1997, an increase of $38,048 or 2.1%, compared to $1,809,860 or 66.1% of total revenues in the prior corresponding period. The increased dollar amount is primarily attributable to additional expenses incurred, including commissions paid on the sale of communication units, increases in certain office expenses and the write-off of certain prepaid consulting expenses, offset by a reduction in travel, telephone and legal expenses. In addition, the Company has incurred a small increase in costs pursuing the commencement of operations in Europe, including opening and maintaining a data transmission and messaging center in The Netherlands, and payment to various consultants offset by a reduction in travel expenses compared to the prior period.
The Company also incurred costs in the development of software to facilitate customer operations; however, these costs were reduced for the nine months ending September 30, 1997, compared to the same period of the prior year. The costs are written off as incurred. A breakdown of operating results for the nine months ended September 30, 1997 on a geographical basis reflects a pretax profit of approximately $643,000 for U.S. operations before research and development expenses.

Interest income of $9,303 in the nine months ended September 30, 1997, represents interest earned on cash invested. This represents a decrease of $39,852 or 81.1%, compared to interest income of $49,155 in the same period of 1996.

Interest expense for the nine months ended September 30, 1997, was $2,060 or .05% of total revenues, a decrease of $358 compared to $2,418 which was
 .09% of total revenues in the prior corresponding period.

Liquidity and Capital Resources

The Company's cash balance at September 30, 1997 was $393,448, an increase of $290,304 over the December 31, 1996 cash balance of $103,144. At September 30, 1997, working capital was $184,749, a decrease of $86,258 from the working capital of $271,007 at December 31, 1996. Cash of $9,099 was provided by operating activities, cash of $365,709 was provided by investing activities and cash of $84,504 was used in financing activities in the first nine months of 1997.

Net accounts receivable increased $154,058 at September 30, 1997, compared to December 31, 1996, due to the increased sales and data transmission and messaging charges in the third quarter not yet paid for. Inventory increased $38,022 at September 30, 1997, compared to year-end primarily due to the purchase of units for sale to potential European customers. Prepaid expenses decreased by $1,486 primarily due to prepaid expenses to consultants, which were written off in the third quarter of 1997, offset by a deposit paid on a future sale. Notes receivable increased $74,000 at September 30, 1997, compared to year- end due to monies loaned in connection with Promissory Notes (see note 4). Accounts payable and other accrued expenses increased $315,572 at September 30, 1997, compared to year end primarily due to an increase of payables due to the supplier of BOATRACS communications and messaging systems. Reduction of note receivable for common stock issued in the amount of $163,764 relates to discounts received on purchases of equipment and data transmission and messaging from the supplier as provided in accordance with the terms of the Note
(see note 5.)

The Company anticipates making capital expenditures in excess of $100,000 during 1997. To date the Company has financed its working capital needs through private loans, the issuance of stock (see note 9, Subsequent Event) and cash generated from operations. Expansion of the Company's business may require a commitment of additional funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Inapplicable

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Inapplicable

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
		Item
		(a)(1) Exhibit 11 - Computation of Net Earnings per share
                       (filed herewith).
		10.10 Restricted Stock Purchase Agreement between
        Boatracs, Inc. and Jon Gilbert dated October 15, 1997
  10.11 Pledge Agreement between Boatracs, Inc. and Jon
        Gilbert dated October 15, 1997
  10.12 Promissory Note between Boatracs, Inc. and
        Jon Gilbert dated October 15, 1997






                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                             BOATRACS, Inc.
                                             Registrant



November 13,  1997                             /S/ MICHAEL SILVERMAN
Date                                               Michael Silverman
                                                   Chairman of the Board


November 13, 1997                              /S/ DALE FISHER
Date                                               Dale Fisher
                                                   Chief Financial Officer