Form 10KSB
period 1997-12-31
BOATRACS INC /CA/
filed 1998-03-27
CIK 700941

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

      [x]    ANNUAL REPORT PURSUANT TO SECTION  13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

                               OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_______ to _______

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes [X]  No

       Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal  year.
 $ 5,248,000

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998, was $11,940,000.*

                 (ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and
 reports required to be filed by Section 12, 13 or 15(d) of the
 Exchange Act after the distribution of securities under a plan
 confirmed by a court.    Yes [X] No

      The number of shares outstanding of Registrant's common stock was 15,841,377 shares as of February 28, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

                              NONE

      Transitional Small Business Disclosure Format (Check one):
 Yes No [X]


 ________________
 *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 28, 1998. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                             PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

 Introduction

 BOATRACS, Inc.'s ("The Company") objectives include providing reliable and cost effective data communications system for commercial vessels including boats, ships and barges (marine application). To achieve this objective, the Company currently offers the OmniTRACS satellite-based communications and tracking system (the "OmniTRACS System") developed, manufactured and licensed by QUALCOMM, Incorporated
 ("QUALCOMM"). The Company has certain exclusive distribution rights for the OmniTRACS System in the United States for marine application under a License and Distribution Agreement dated June 13, 1990, as amended from time to time, with QUALCOMM. In addition, the Company or its wholly owned subsidiary BOATRACS (Europe) B.V. has agreements with QUALCOMM'S authorized service providers in Canada and Europe for marine distribution for Canada and parts of Europe. The Company's 24-hour network center provides personal message relaying services to individual vessels and backup services to fleets of vessels.

 The Company derives revenue primarily from four sources:

 a. Sales of QUALCOMM equipment and software and additional, complimentary and/or modified equipment created or procured by the Company for maritime application; and
 b.   Data transmission and messaging  revenues.
 c. Software licenses and revenues from custom software development.
 d.   Installation and training revenues.

 BOATRACS' primary source of customers is the commercial marine industry, which includes commercial fishermen, fuel transporters and the workboat industry of the inland waterways and coastal areas. The industry has demanding service requirements including mobility, positioning, durability, confidentiality and integrity of communications signals for the management of information. Such information includes vessel logs, supplies, wage information, and fuel and engine monitoring. The integration of this information directly into shared-based office computer systems is very important to BOATRACS' customers. The Company has built software tools for both the vessel and the office enabling the integration of this information. Confidentiality of data transmission is an added concern of commercial maritime fleet operators. For example, scallop fishermen need to be able to communicate to shore about their catches and from boat to boat without informing competitors. Towboat dispatchers need to keep communications about customers confidential. Two-way radio and cellular phone service provide mobility but may lack complete privacy and have limited range.

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

 Effective November 1, 1997, the Company purchased certain assets as a going concern of MED Associates, Inc. ("MED"), a Mississippi based provider of software applications and service solutions to the commercial work boat industry and oil companies.


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

 On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc. ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM (the "Merger"). The merger of Old BOATRACS with and into the Company was implemented pursuant to A Plan and Agreement of Reorganization by Merger of BOATRACS, Inc. with and into First National Corporation under the name of "BOATRACS, Inc." (the "Agreement"). The Agreement was approved by the Bankruptcy Court as part of the Plan of Reorganization. First National Corporation had no significant assets at the effective date of the Merger.

 Pursuant to the Merger, the Company, which was the surviving corporation, changed its corporate name to "BOATRACS, Inc."; the outstanding shares of Old BOATRACS were converted into the right to receive slightly less than 95% of the shares of common stock to be issued by the surviving corporation; and each of the outstanding shares of First National Corporation was converted into the right to receive 1/7 of one share of the common stock of the surviving corporation, with an aggregate of slightly more than 5% of the shares of common stock issued by the Company to be issued to the shareholders of First National Corporation prior to the Merger. As a result of the Merger, the 63,018 issued and outstanding shares of Old BOATRACS were converted into the right to receive 9,500,000 shares of the Company's common stock, and the 3,570,899 issued and outstanding shares of the common stock of First National Corporation were converted into the right to receive approximately 510,000 shares of the Company's common stock. The Company has continued to operate the business of Old BOATRACS.

 The OmniTRACS and BOATRACS Systems

 The OmniTRACS System, as adapted and enhanced by the Company for marine application (the "BOATRACS System"), provides confidential two-way data communications between a vessel or vessels at sea and a base station on land through the use of a mobile communications terminal ("MCT"), a satellite communications system and data delivery systems. The BOATRACS System also allows for hourly position reporting and monitoring and, using supplementary products, can provide engine performance and fuel consumption monitoring. As of December 31, 1997, the Company had installed approximately 1200 systems on marine vessels. The BOATRACS System is effective while a vessel is within the satellite's "footprint," which extends approximately 200 to 400 miles offshore most areas of the continental United States, Canada and parts of Europe. The BOATRACS System is an interactive communications network linking a vessel to shore and from shore-based personnel to vessels and from boat to boat. Messaging and positioning information are beamed from the vessel, via Ku-band satellite, to the QUALCOMM Network Management Facility ("NMF") in San Diego, California or similar facilities in Canada and Europe, and then onto base stations at the customers' offices or to the BOATRACS 24-hour network center also in San Diego or to OceanTrac Systems Limited ("SYSTEMS") in Yarmouth, Canada. Messages that go to BOATRACS can be relayed by fax, e-mail, or by an operator via phone or fax. The BOATRACS System is capable of sending or receiving digital (text) messages or files to or from a vessel.

 The QUALCOMM Automatic Satellite Position Reporting ("QASPR") system is featured in all BOATRACS mobile units. The NMF uses the QASPR system to calculate a vessel's position, within a radius of 1000 feet. This position is made available to shore-based users. As an option, MCT's can be provided with integrated global positioning systems ("GPS").

 The QUALCOMM NMF is the communications hub of the BOATRACS System. All communications are transmitted via satellite through a 9-meter dish located on the QUALCOMM premises. A backup NMF and dish are maintained by QUALCOMM in Las Vegas, Nevada. Connections to the QUALCOMM NMF are supported through existing lease-line and dial-up services. In other countries where the Company operates, the OMNITRACS system is available through QUALCOMM'S authorized service providers for that particular country.

 In the United States, satellite service is provided by GE aboard an existing satellite under a "protected lease" which guarantees transponders will be available to QUALCOMM through one of GE's available satellites. In other countries, other regional or national satellites are utilized by the Company
 through   arrangements  with  QUALCOMM's   authorized   service
 providers.

 The BOATRACS 24-hour Network Center is located in the San Diego headquarters and provides message relaying and stand-by backup services for fleets and individual vessels using the system in the United States. The San Diego Network Center also facilitates some services, which are offered to European vessels. The Company also offers certain services from its wholly owned subsidiary BOATRACS (Europe) B.V. office in Leiden, The Netherlands, to European vessels. In addition, the Company's Canadian distributor, OceanTrac Systems Ltd. provides services to Canadian vessels from a network center in Nova Scotia, Canada. Computers communicate to the QUALCOMM NMF by modem to monitor customer accounts on the system. BOATRACS operators relay satellite messages between vessels and their families or business associates on shore and from shore-based personnel to vessels. Other custom services are also available.

 BOATRACS charges its customers for the transmission of each message and for the transmission of each character within a message. There is also a monthly connection fee for the MCT to be on-line and for hourly position reports. The charges are subject to certain volume discounts. Additional charges are assessed for certain services provided by the network centers.

 On the Vessel

 The MCT consists of three basic components: the Communications Unit, the Keyboard/Display Unit and the Outdoor Unit. The Communications Unit is about the size of a briefcase with a rugged exterior casing. The Keyboard Display Unit has an imbedded display and is usually kept in the pilot house or wherever other communication and navigation devices are kept on the vessel. Messages are both created and received on a four- or fifteen-line liquid crystal display screen. The Outdoor Unit is the antenna, which is mounted externally, generally on top of the vessel wheelhouse. The design of the unit allows for both ease of installation and efficient use of what is usually limited space. Software menus and simple wording on the Keyboard/Display Unit facilitate easy use of the system to send and receive messages. Although many of BOATRACS' customers use only the basic MCT, BOATRACS offers optional products that interface with the basic unit. Customers also have the option of using personal computer and BOATRACS' WINDOWS BOATCOMM User Interface Software ("WBUI") instead of the Keyboard/Display Unit. The WBUI allows for the same features as the Keyboard Display Unit with the added benefits of using a full screen and being able to send/receive computer files of any type.

 BOATRACS Network Center

 BOATRACS operates a 24-hour Network Center from its San Diego, California-based offices and a Network Center in Leiden, The Netherlands where messages are forwarded to vessels and land-based connections. In addition, OceanTrac Systems Ltd., the Company's representative in Canada, operates a Network Center in Nova Scotia. After initial set-up costs are incurred, the network facility will virtually be a fixed cost operation with the potential to handle hundreds of additional units at a small incremental cost.

 In San Diego, the BOATRACS' Network Center is linked via a dedicated telephone line for data transfers via modem directly to QUALCOMM's NMF in San Diego, where message transmissions to and from the vessels are formatted and processed. The network center also has a dedicated line to a local internet service provider for internal internet use as well as value-added messaging services for vessels.

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

 In the Office

 Generally, a customer with less than four units uses the Company's 24-hour network service only. Typically, a customer who has more than four BOATRACS units elects to establish an in-house base station. The base station provides the customer
 with   an  in-house  communications  link  and  vessel-tracking
 capability. The base station is comprised of a computer and BOATRACS or third party communications software containing a mapping function whereby a customer can follow the progress of
 its  fleet  on  a  detailed computer map.   Communications  are
 conducted via modem directly between the customer's base station and the NMF maintained by QUALCOMM for satellite transmission to the customer's vessels.

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

 Purchase of MED Associates, Inc.

 Effective November 1, 1997, the Company purchased certain assets and liabilities of MED Associates, Inc. ("MED") for $500,000 cash, and 300,000 shares of common stock. The stock payment is subject to an option in favor of the Company exercisable if MED does not achieve a certain earnings level for the fiscal year ending December 31, 1998. The 300,000 shares delivered under the Purchase Agreement will be decreased one share for every dollar such earnings are not achieved. Goodwill in the amount of $845,000 was recorded and will be amortized over ten years.

 MED is a Mississippi-based provider of software applications and service solutions to the marine industry. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of MED are included in the consolidated balance sheet as of December 31, 1997. The results of MED's operations from the date of the acquisition to December 31, 1997 were not significant.


 Dependence upon Significant Customers

 The Company's primary source of customers is the commercial marine industry. The following customers, Tidewater Inc. and Kirby Corporation, the loss of whom would have a material adverse effect on the Company operations, each represented more than 10% of the Company's total sales in 1997. In addition, MED derives significant portions of its revenues from Tidewater Inc. (45% of MED's total revenues for November and December).

 The major customers may change yearly as they are calculated on total revenues including sales of communications systems. Purchases of communication systems by a customer may not occur yearly and there can be no assurance that such customers will make significant purchases of the Company's products in the future. The only relationship between the Company and any of the above customers is that the Company sells to each customer communication systems and messaging services. In addition, MED provides software solutions to certain customers of the Company.

 Agreements

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

 Under the Distribution Agreement, the Company has certain exclusive rights to distribute the OmniTRACS System for marine application and to provide messaging services to end users of such products for marine application, in the following geographic areas (the "Territory"): within the coastal waters of the United States (as defined in the Distribution Agreement) of the Atlantic and Pacific Oceans.

 Under the Distribution Agreement, BOATRACS is required to sell a certain minimum number of MCTs in order to maintain the exclusivity of its distribution rights, commencing with 480 MCTs in the aggregate by December 31, 1996. Thereafter, the minimum purchase requirements for each calendar year are to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCTs for the calendar year ending December 31, 1997 and increasing by 10% each year thereafter. The requirements were met for the years ended December 31, 1997 and 1996.

 QUALCOMM, a public company with fiscal year ended September 30, 1997 revenues in excess of $2,096 million and current capitalization in excess of $3.0 billion, is a leader in digital wireless communications technologies. In the United States, QUALCOMM manufactures and services the MCTs. QUALCOMM also directly sells MCTs, along with office-based software and computers to monitor and communicate with the MCTs, to the transportation industry. In the United States, QUALCOMM provides the OmniTRACS service for its own customers as well as BOATRACS' customers, by leasing the Ku-band satellite transponders and maintaining the Network Management Facility which processes all communications between the satellites and customers' and the Company's base stations. QUALCOMM also maintains a back-up Network Management Facility in Las Vegas, Nevada in case of any malfunction to the system in San Diego, California.

 QUALCOMM is responsible for the manufacture and warranty repair of all of the OmniTRACS units supplied by them subject to the terms of the Distribution Agreement. Warranties for a specified period are passed on to the Company's customers. Extended warranties may be purchased at an additional cost.

 If BOATRACS desires to sell its business, QUALCOMM has a right of first refusal under the Distribution Agreement to purchase the business of BOATRACS on the terms of the sale to the proposed transferee.

 QUALCOMM's obligation to provide messaging services pursuant to the Distribution Agreement was contingent upon, among other things, receiving a permanent license from the FCC to operate the OmniTRACS System for marine application. This license was granted to QUALCOMM, effective January 3, 1997, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years. In addition, the International Telecommunications Union ("ITU") approved the Ku-band frequency which OmniTRACS uses for mobile use including marine applications.

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

 During  March  1995,  the  Company issued  1,112,265  shares  of common stock to QUALCOMM for $737,000. The purchase price of the shares will be paid by a reduction in the price of certain products and services currently provided by QUALCOMM to the
 Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under the License Agreement and the Distribution Agreement. The transaction was recorded as a note receivable for common stock issued which is reduced as discounts are earned. Through December 31, 1997, a total of $550,079 in discounts were earned.

 Sub-Service Provider Agreement with ALCATEL QUALCOMM

 In March, 1997, the Company's wholly-owned subsidiary BOATRACS (Europe) B.V. signed a five year Sub-Service Provider Agreement (the "AQ AGREEMENT") with ALCATEL QUALCOMM, a French company, which is a joint venture company between the ALCATEL Group and QUALCOMM. The AQ Agreement appoints BOATRACS to be the maritime distributor under a similar basis that it operates in the United States by providing maritime satellite-based communications and tracking of vessels to certain countries in Europe.

 Agreement with OceanTrac SYSTEMS LIMITED OF CANADA

 In September, 1996, the company entered into an agreement with Oceantrac Systems Limited of Canada ("SYSTEMS") reflecting the terms of a Memorandum of Understanding between the Company and SYSTEMS, providing for the establishment of Oceantrac, Incorporated, a Canadian subsidiary of Systems ("OCEANTRAC"). Under the terms of the agreement, OCEANTRAC will act as the sole representative of SYSTEMS for marketing, distribution and sale of the BOATRACS System and any related business in the territory granted under the license from the Company including the provinces of Ontario, Quebec, new Brunswick, Prince Edward Island, Nova Scotia, Newfoundland and Labrador. BOATRACS holds an option to acquire a majority of the issued and outstanding shares of the capital stock of OCEANTRAC.

 Agreement with Company Officer, Director and Shareholder

 On October 15, 1997, Company entered into a promissory note with an officer, director and shareholder of the company in the amount of $1,930,915 and a rate of 5.77%. The note was issued in connection with a Restricted Stock Purchase Agreement of the same date for a total of 2,900,000 shares of the Company's stock. The note will be repaid in semi annual installments with the final payment on April 15, 2000.

 Regulation

 International Operations

 BOATRACS intends to continue its expansion into additional international markets. In countries which QUALCOMM has an affiliated OmniTRACS service provider, the Company believes that such affiliate or BOATRACS will attempt to secure the necessary regulatory approvals for maritime applications from the local governmental authorities for the affiliate or the Company. In countries in which no QUALCOMM affiliate is operating, the Company will apply to the local governmental authority for applicable approvals. No assurance can be given that the Company will be able to obtain the required approvals. BOATRACS, though a wholly owned subsidiary "Boatracs (Europe) B.V." maintains a sales and customer support office and network center in Leiden, The Netherlands. Currently the Company has MCTs installed on vessels in a number of countries in Europe.

 Additional Products

 BOATRACS   continues  to  develop  new  software  products   to
 complement the BOATRACS product line. This software is sold to BOATRACS' customers under BOATRACS' proprietary names.

 The Company is seeking strategic alliances with companies that have a proven product or service in the marine market. In addition, BOATRACS strives to stay abreast of new products and services that can complement its existing product and service offerings and seeks to build additional strategic relationships with companies that are developing new interfaces and marine related products that require communications between a vessel and the shore. BOATRACS continues to explore ways to economically enhance these relationships by acquiring either sales and distribution rights to, or direct ownership of, the products developed. The Company believes that these efforts have the potential to result in significant growth in installed units and message volume in the future.

 In June 1996, the Company entered into a reseller arrangement with Orbital Communications Corporation ("ORBCOMM"), which is developing a Low-Earth Orbit system ("LEO"), pursuant to which the Company will distribute ORBCOMM's LEO services to the worldwide marine market if and when such services become commercially available. The LEO system, if it proves successful, will complement BOATRACS' present services. ORBCOMM estimates the system will be operational during 1998. The terms of the agreement are currently in dispute.

 Market Expansion

 Effective November 1, 1997, the Company purchased certain assets of MED Associates, Inc., a Mississippi based provider of software applications and service solutions to the marine industry.

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

 Proposed United States Fishing Regulations

 As a result of the critical level of various fishing resources, the National Marine Fisheries Service ("NMFS"), a division of the United States Department of Commerce, is managing the population of specific marine species through recently imposed (but not enforced) regulations of the domestic scallop and ground fishing fleets. These regulations impose restrictions on the number of days and locations that certain vessels can fish. Compliance with these regulations requires a certified tracking device to monitor on a 24-hour basis the position of vessels licensed to catch a regulated species. On March 11, 1998, The BOATRACS System was certified by NMFS in this capacity. The Company believes that the sales potential in the domestic scallop and ground fishing industries are still difficult to forecast. It is anticipated that as fish stocks dwindle, the number of licensed fishing vessels also declines, but the Company anticipates an increase in sales of MCT's due to the regulation. Additionally, the currently contemplated implementation of satellite transponders onboard fishing vessels may be overruled by emergency measures, alternative management schemes, or acts of Congress which could close certain fisheries in total or in part. BOATRACS has installed more than 160 units on fishing vessels that could fall within the proposed regulations calling for certified tracking devices.

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

 Canada. In September 1996, the Company entered into an agreement with Oceantrac Systems Limited of Canada ("SYSTEMS") reflecting the terms of a Memorandum of Understanding between the Company and SYSTEMS, providing for the establishment of Oceantrac, Incorporated, a Canadian subsidiary of Systems ("OCEANTRAC"). Under the terms of the agreement, OCEANTRAC will act as the sole representative of SYSTEMS for marketing, distribution and sale of the BOATRACS System and any related business in the territory granted under the license from the Company including the provinces of Ontario, Quebec, New Brunswick, Prince Edward Island, Nova Scotia, Newfoundland and Labrador. BOATRACS holds an option to acquire a majority of the issued and outstanding shares of the capital stock of OCEANTRAC.

 Europe.    The   Company's  wholly-owned  subsidiary   BOATRACS
 (Europe) B.V. has currently established a network center, sales and customer support office in The Netherlands to offer the BOATRACS System in the European and Mediterranean markets. Except for anticipated modifications to incorporate European maps, minimal product changes or enhancements are necessary to enter the European market. The success of the Company's wholly-owned subsidiary BOATRACS (Europe) B.V. in Europe is in part dependent upon identifying or developing software solutions and providing them to the market in a timely manner. The largest customer of BOATRACS (Europe) B.V. is in Germany and it continues to offer the Boatracs System as evaluation units to demonstrate the value-added message relaying and monitoring services that BOATRACS could provide to the maritime industry in certain areas of Europe.

 BOATRACS  intends  to  focus on three  key  market  sectors  in
 Europe: fishing, coastal and inland towing. The Company's wholly-owned subsidiary BOATRACS (Europe) B.V. plans to establish sales activities in European countries where an agreement can be reached with the local OmniTRACS service provider or distributor of other communications services and where a marine license can be obtained from the local government. The Company also intends to provide network services on demand and begin working with industry associations to better utilize today's technology. Through local sales agents and a highly focused sales strategy aimed directly at the largest fleets, BOATRACS hopes to establish a profitable market in the European marine industry.

 Additional Overseas Expansion. The Company has been asked by various entities to commence activities in Asia and South America. Expansion in these areas will depend on available resources, as these are large markets with specific needs. No decision has yet been made regarding such possible expansion.

 Sales and Distribution

 Since its inception, the Company has engaged manufacturer's representatives to place the Company's products with marine electronics dealers who sell to the end user. The representatives provided BOATRACS with a much-needed introduction to the marine market. However, with few exceptions, BOATRACS has not had success from the dealer and manufacturers' representative system of distribution. Except in the New England fishing market, most of the selling and distributing has been generated by the San Diego office and its field sales representatives. Although some dealers provide excellent local service, the Company assigns salespeople to geographic areas where there is a concentration of potential customers. In addition, the Company is continually seeking relationships with third-party distributors who can provide sales and service support for its products. The Company believes that such arrangements have the potential to result in sales in areas where it is not cost-effective to have a full-time BOATRACS salesperson. In the New England and Atlantic fishing markets the Company has agreements with ten dealers.

 Competition

 The mobile communications industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. The Company competes in its market on the basis of product quality, reliability, price, customer support and product features. The Company believes that it is generally competitive with respect to each of these factors.

 The following is an overview of certain products and services that compete with BOATRACS products and services:

 Alternative Satellite Service Providers. Several competing entities provide satellite-based mobile voice and data systems in marine markets. INMARSAT, an international consortium, provides maritime voice, facsimile and data services nearly worldwide using capacity on a combination of owned and leased satellites. American Mobile Satellite Corporation currently offers data communications and vessel tracking using its newly launched L-band satellite, and a voice-based system. ARGOS provides one-way (ship to shore) communications and position reporting in many parts of the world. When ARGOS operates on the Japanese ADEOS2 satellite they will offer two-way communication. INMARSAT is approved to provide Global Marine Distress Safety System ("GMDSS") notices and communications. GMDSS requires shipping vessels of a certain nature and size that operate certain routes to have a GMDSS approved communications system by February, 1999. The Company is at a disadvantage without such approval. The BOATRACS System cannot become GMDSS approved because the BOATRACS system's coverage is not global. EUTELSAT, a European organization, has lobbied the International Maritime Organization ("IMO") to consider approving a regional category that would allow vessels operating in a specific regional area to utilize a regional-based system such as the BOATRACS System. Alternatively, a request to be recognized as a distress monitoring and safety system to individual countries in which the Company operates could be made, but there are no assurances that countries would respond to such a request. If such approval is not obtained, the Company will be at a disadvantage when attempting to sell to certain shipping, workboat, and towing companies. In December, 1997, OceanTrac Systems Limited signed a Memo of Understanding with the Department of National Defense of Canada which defines their relationship in search and rescue operations ("SAR").

 Within the Canadian Federal SAR system, there is a requirement for a single Initial Point of Contact (IPOC) for service providers like OceanTrac Systems Limited. The MOU establishes the Rescue Coordination Center (RCC) in Halifax, Canada, as the IPOC for marine emergency calls received by OceanTrac Systems Limited and outlines the procedures for OceanTrac Systems Limited to forward information to RCC Halifax, and assist in resolving SAR cases.

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

 Cellular phone. Cellular phone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat, and towing operators. Although a cellular system provides a clear hook-up and a reliable service, it is relatively more expensive. The cellular range is also limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited. Cellular phones are usually out of range ten miles from the coast; however, in the United States, Waterway Communications Systems, Inc. ("Watercomm") provides cellular radio phone service for vessels operating on inland waterways. Watercomm phones utilize radio towers placed along the major U.S. rivers to send and receive voice and data transmissions. Watercomm users incur a connection charge as well as a per-minute usage charge, based on where the vessel is operating. In Europe, GSM, the European cellular phone service, offers extensive coverage and plans to provide coverage to nearly all of Europe's population. GSM cellular phone service also provides a user the convenience of using a single phone in many different countries; however, there are significant roaming charges when roaming in a non-home country.

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

 Employees

 At December 31, 1997, the Company had 20 full-time and 5 part-time employees.

 RISK FACTORS

 The Company wishes to caution readers that the following risk factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf, of the Company.

 The foundation of the Company's business is the License and Distribution Agreement between QUALCOMM and the Company pursuant to which the Company has distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM. QUALCOMM is the sole supplier of the equipment sold by the Company and provides certain services that are essential to the Company's business. Should QUALCOMM decide to discontinue its satellite communications business or the manufacture of such equipment, the Company would be unable to continue its operations. In addition, any manufacturing delay or difficulty in procuring components experienced by QUALCOMM resulting in a shortage of available OmniTRACS units could have a material adverse impact on the Company's business and financial results. Under the License and Distribution Agreement, QUALCOMM retains all ownership rights to the OmniTRACS software and all updates, upgrades, improvements or modifications thereto, whether made by QUALCOMM or the Company. Additionally, the Company is dependent upon QUALCOMM's OmniTRACS system which currently operates on leased Ku-band satellite transponders in the areas where the Company is active. The Company has been informed that in the United States QUALCOMM's satellite transponder lease and the position reporting satellite transponder lease run through the year 2001. QUALCOMM reports that they believe any additional transponder capacity that is required will be available on acceptable terms. However, there can be no assurance that the satellite transponders leased by QUALCOMM will continue to function or that future transponder capacity will be available on acceptable terms when needed. Any failure by QUALCOMM to maintain adequate satellite capacity would have a material adverse effect on the Company's business and financial results.

 In Europe, the Company relies on EUTELSAT'S satellites, and in Canada the Company relies on Canada Satellite Communications, Inc. ("CANCOM"), a Canadian company and QUALCOMM's service provider in Canada, for contracted satellite capacity. There can be no assurance that the transponders used in Europe and Canada will continue to function or that future transponder capacity will be available on acceptable terms as needed. Any failure by the providers to maintain adequate satellite capacity would have a material adverse effect on the Company's business and financial results.

 All message transmissions to and from vessels equipped with the Company's products are formatted and processed in QUALCOMM's Network Management Facility (NMF) in the United States or at an NMF operated by QUALCOMM's licensees in Europe and Canada. Any interruption in this service would have a material adverse effect on the Company's business and financial results. Further, the messaging service provided by the Company involves data transfers via standard telephone lines and any system failure or natural disaster that resulted in an interruption of stable telephone service would have a material adverse effect on the Company's business and financial results.

 QUALCOMM filed an application with the FCC for a standard experimental license with a two-year term, which was granted effective August 18, 1995. In addition, QUALCOMM pursued a Petition for Rulemaking which it filed with the FCC in 1992 to amend the Table of Frequency Allocations permitting non-experimental use of the frequencies utilized by the OmniTRACS System in the United States coastal waters. Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years. There can be no assurance that QUALCOMM's current license will continue to be renewed. In the event of non-renewal or revocation of QUALCOMM's license by the FCC, the License and Distribution Agreement between QUALCOMM and the Company may be terminated and the Company may be unable to continue its United States operations.

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

 The Company's primary competition to its U.S. OmniTRACS system operations includes American Mobile Satellite Corporation ("AMSC"). AMSC and its resellers are offering services through the AMSC satellite which was launched in 1995. These competitors are aggressively pricing their products and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar to those developed or being developed by QUALCOMM. Emergence of new competitors, particularly those offering lower cost products and future LEO satellite communications systems, may impact margins and intensify competition in new markets. The company also faces competition abroad from numerous suppliers of equipment and services. These include Inmarsat and its authorized resellers through its INMARSAT C geostationary satellite service. In addition, the Company is facing competition abroad from various terrestrial based systems and specifically in Europe from GSM-based terrestrial systems. All of these competitors are aggressively pricing their products and services and the Company can continue to expect pricing pressures.

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

 ITEM 2.  DESCRIPTION OF PROPERTY

 The Company leases its 8,300 square foot facility located at 6440 Lusk Blvd., San Diego, California, under four non-cancelable operating leases, which expire in September 1998. In addition, in December 1996, the Company signed a five year lease for office space in the Netherlands commencing January 1, 1997, and leases 2507 square foot in Gulfport, Mississippi under two leases which expire January, 2000.

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


                             PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS

 The Company's common stock began trading in the over-the-counter market in March 1995 and is quoted on the OTC Bulletin Board under the symbol "BTRK". The following table sets fiscal 1997 and 1996 high and low bid quotations for the common stock as provided by the National Association of Securities Dealers,
 Inc.:

                            High Bid            Low Bid

 Quarter Ended

 December 31, 1997          $2.75               $1.00
 September 30, 1997          1.56                 .94
 June 30, 1997               1.50                 .50
 March 31, 1997              1.81                1.00

 December 31, 1996           1.50                 .63
 September 30, 1996          1.50                 .75
 June 30, 1996               2.00                 .75
 March 31, 1996               .94                 .75


 On February 28, l998, the closing high and low bid price of the common stock, as reported on the OTC Bulletin Board, was $2.25. As of March 10,1998, the Company had 300 holders of record of its common stock. In addition, approximately 3.4 million shares are held in street name accounts. The Company has not paid any dividends since the Merger and does not currently intend to declare any dividends.

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

 Results of Operations

 The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:



                                    Year Ended December 31,
                                      1997   1996    1995

                                        %      %      %
 Revenues

  Communications systems              46.8   40.8    48.7

  Data transmission and messaging     53.2   59.2    51.3

    Total                            100.0  100.0   100.0


 Operating expenses:

  Communications systems              30.8   26.1    33.8

  Data transmission and messaging     27.0   31.1    31.2


  Selling, general and                47.7   70.3    60.4
    administrative expenses

 Loss from operations                 (5.6) (27.5)  (25.4)


 Other income (expense)                 .7    1.6      .9

 Net loss                             (4.9) (25.9)  (24.5)



 Years ended December 31, 1997 and 1996

 Total revenues for the year ended December 31, 1997 were $5,247,541, an increase of $1,746,359 or 49.9% as compared to total revenues of $3,501,182 for the year ended December 31, 1996.

 Communications systems revenues, which consists principally of revenues from the sale of BOATRACS equipment and related software, were $2,456,638 or 47% of total revenues, an increase of $1,028,816 or 72% over the prior year. This growth in communications systems revenues is attributable primarily to an increase in sales of equipment to new customers in Europe and Canada and increased software sales in the United States. Communication system revenues also includes two months revenue of a software applications provider which the Company purchased effective November, 1997.

 Data transmission and messaging revenues, which consist of fees for messaging services provided to BOATRACS units installed on vessels, were $2,790,903 or 53% of total revenues, an increase of $717,543 or 35% compared to $2,073,360 or 59% of total revenues in the prior year. The increase in data transmission and messaging revenues primarily reflects an overall increase in messaging services provided by the company as a result of growth in the number of units installed on vessels in prior periods and increased usage by some customers.

 Communications  systems  expenses were  $1,615,929  or  66%  of communications systems revenues for 1996, an increase of $702,865 or 77%, compared to $913,064 which represented 64% of communications systems revenues in 1996. The dollar increase in expenses primarily reflects increased equipment sales in Europe and Canada and related software. The increase in communications systems expenses as a percentage of communications systems revenues is primarily due to the inclusion of two months of expenses of the recently purchased software applications provider. Without these expenses the percentage would be unchanged from the prior year. Data transmission and messaging expenses were $1,418,461 or 51% of data transmission and messaging revenues in 1997, an increase of $328,742 or 30%, compared to $1,089,719 which represented 53% of data transmission and messaging revenues in the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased equipment sales and related usage. The decrease in data transmission messaging costs as a percentage of data transmission messaging revenues is due to increased margin on messaging services due to the continuing increase in revenues over the relatively fixed costs of providing this service, and increasing sales to fleet customers with greater utilization of the system.

 Selling, general and administrative expenses were $2,505,190 or 48% of total revenues for 1997, an increase of $44,172 or 2%, compared to $2,461,018 or 70% of total revenues in the prior year. The increased dollar amount is primarily attributable to various increased expenses including salary and related expenses, outside consultants, advertising and shareholder relations and certain prepaid consultant costs offset by a decrease in legal, computer consultants, telephone and European expenses. In 1997, the selling, general and administrative expenses include two months of expenses of the recently purchased software provider. In addition, selling, general and administrative expenses include two months amortization of goodwill on the purchase of MED in the amount of $14,083. The Company anticipates that the dollar amount of selling, general and administrative expenses will increase in the future to accommodate the Company's growth.

 Interest expense in 1997 was $2,060 or .04% of total revenues, a decrease of $876 or 30% compared to $2,936 which was .08% of total revenues in the prior year. Interest income was $39,212 or .7% of total revenues a decrease of $20,905 or 35% compared to $60,117 or 2% in the prior year due to lower investment balances during 1997.

 As a result of the factors described above, net loss was $254,887 for 1997 compared to $905,438 for 1996, a decreased loss of $650,551 or 72%.

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

 Data transmission and messaging revenues, which consist of fees for messaging services provided to BOATRACS units installed on vessels, were $2,073,360 or 59% of total revenues, an increase of $706,006 or 52% compared to $1,367,354 or 51% of total revenues in the prior year. The increase in messaging revenues primarily reflects an overall increase in messaging services provided by the Company as a result of growth in the number of units installed on vessels in prior periods and increased usage by some customers.

 Communications  systems  expenses  were  $913,064  or  64%   of
 communications systems revenues for 1996, an increase of $12,084 or 1.34%, compared to $900,980 which represented 69% of communications systems revenues in 1995. The dollar increase in expenses primarily reflects increased equipment sales and related software. The decrease in communications systems expenses as a percentage of communications systems revenues is primarily due to a reduction in the cost charged by the supplier to the Company per unit commencing in the second quarter of 1996. Data transmission and messaging expenses were $1,089,719 or 53% of data transmission and messaging revenues in 1996, an increase of $256,571 or 31%, compared to $833,148 which represented 61% of data transmission and messaging revenues in the prior year. The dollar increase in costs reflects increased data transmission services rendered due to increased equipment sales and related usage. The decrease in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to increased margin on data transmission and messaging services due to the continuing increase in revenues over the relatively fixed costs of providing this service, an increase in sales to fleet customers with greater utilization of the system, and a change in the price structure charged by the Company's supplier.

 Selling, general and administrative expenses were $2,461,018 or 70% of total revenues for 1996, an increase of $850,157 or 53%, compared to $1,610,861 or 60% of total revenues in the prior year. The increased dollar amount is primarily attributable to significant increased expenses incurred in development of the European market including travel and the hiring of consultants, and the operation of a network center in the Netherlands. In the United States, the increased dollar amount is primarily attributable to payroll and related expenses due to the hiring of additional sales and technical personnel, increased costs in shareholder relations, advertising, insurance and general office expenses offset by a decrease in legal and accounting expenses. In addition, the Company has incurred significant increased costs on the development of software to facilitate customer operations. The Company anticipates that the dollar amount of selling, general and administrative expenses will increase in the future to accommodate the Company's growth. A breakdown of operating results for 1996 on a geographic basis reflects pretax income of approximately $360,000 for U.S. operations before software research and development expenses. European operations lost approximately $905,000 before research and development expenses, due to start-up and marketing costs incurred in the development of the market.

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

 Liquidity and Capital Resources

 The Company's cash balance at December 31, 1997 was $392,712, an increase of $289,568, or 281% over the December 31, 1996 cash balance of $103,144. At December 31, 1997, working capital was $21,976, a decrease of $249,031 from the working capital of $271,007 at December 31, 1996. Cash of $135,015 was used in operating activities, cash of $702,954 was used in investing activities, and cash of $857,507 was provided by financing activities during 1997.

 There were no investment securities at December 31, 1997, a decrease of $425,852, compared to the prior year balance of $425,852, due to excess funds being invested in cash equivalents. In addition, funds were also used in operations during the year. Accounts receivable net of an allowance for uncollectible amounts increased $379,764 to $937,010 due primarily to higher messaging billings during the year and the acquisition of MED Associates. Prepaid expenses and other assets were $107,435 at December 31, 1997, an increase of $33,725 or 46% due primarily to increased prepaid insurance, deposits and interest receivable. Inventory at December 31, 1997 was $234,092, compared to $92,118 in the prior year, an increase of $141,974 due primarily to units held for future sales in Europe and the United States. Property, net of accumulated depreciation, was $223,863 at December 31, 1997, compared to $120,731 in the prior year, an increase of $103,132 or 85%, due primarily to the purchase of additional computer equipment and office furniture. Notes receivable increased to $310,463 at December 31, 1997, from $208,463 at December 31,
 1996, an increase of $102,000 or 49%, due to the increase of a loan to a Canadian distributor, which is expected to continue to increase during 1998. Goodwill in the amount of $845,000 was recorded in the acquisition of MED Associates.

 Accounts payable were $1,133,997 at December 31, 1997, an increase of $404,074 or 55% compared to a balance of $729,923 in the prior year due to higher vendor payables owing to the Company's supplier resulting primarily to increased messaging costs. Accrued expenses were $265,276 at December 31, 1997, an increase of $198,533 or 297% compared to a balance of $66,743 at the prior year due to increased accruals including Europe and MED. Acquisition costs payable in the amount of $250,000 payable in December, 1998, relates to the purchase of MED. A short-term margin loan was paid off at December 31, 1997, compared to a balance of $139,268 at December 31, 1996, reflecting borrowings against investment securities.

 Deferred compensation, net of borrowings, was paid off at December 31, 1997, compared to $45,129 at December 31, 1996.
 The borrowings had been offset against deferred compensation in accordance with the amended terms of the note.

 Any future funding requirements will be satisfied through potential public and private financing. The known resources of liquidity of the Company, coupled with the projections for revenue, are expected to cover the Company's cash needs until at least the end of 1998.

 The Company anticipates making capital expenditures in excess of $100,000 during 1998. To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

 Year 2000 Issues

 In the operation of its business, the Company uses commercial computer software primarily purchased from or provided by independent software vendors. After an analysis of the Company's exposure to the impact of "year 2000 issues" (i.e. issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), management has determined that such commercial software is already substantially year 2000 compliant, and that completion of year 2000 compliance should not have a material impact on the Company's business, operations or financial condition. Management is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally or any suppliers or others with whom the Company does business in particular would also be likely to affect the Company.

 ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

 The Company's consolidated financial statements as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and the report of Deloitte and Touche LLP, independent accountants, are included in this report on pages F-2 through F-12.

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

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(a)

 ITEM 10.  EXECUTIVE COMPENSATION

 ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
 MANAGEMENT

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The  information called for by Part III, Items 9, 10, 11 and  12 is  hereby incorporated by reference to the Company's definitive
 Proxy Statement to be mailed to shareholders in April, 1998.

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of, or incorporated by reference into this Annual Report on Form 10-KSB.

     (1) Financial Statements: The following consolidated financial statements and Independent Auditors' Report are included in this report beginning on page F-1.

                                                             Page

       Independent Auditors' Report                           F-2
       Consolidated Balance Sheets as of December  31,
         1997  and  1996                                      F-3
       Consolidated Statements of Operations for the
         years ended  December 31, 1997, 1996 and 1995        F-4
       Statements of Stockholders' Equity/(Deficit)
         for the years ended December 31, 1997, 1996 and 1995 F-5
       Statements of Consolidated Cash Flows for the
         years ended December 31, 1997, 1996 and 1995         F-6
       Notes to consolidated financial statements             F-7 - F-13

     (2)  Financial Statements Schedules:  See Exhibit 11.

 (b)  REPORTS ON FORM 8-K.

 The Company filed Form 8-K on January 13, 1998, in connection with a Asset Purchase Agreement dated as of November 1, 1997, between MED Associates, Inc. and Charles J. Drobny, Jr. and Pamel M. Drobny, providing for the purchase of significant assets of MED Associates, Inc. by the Company.

 (c)  EXHIBITS.

 The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.





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

   4.6            Warrant to Purchase Common Stock of BOATRACS, Inc.(7).

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

  10.5            Stock Issuance/Employment Agreement between the
                  Company and  Annette Friskopp, as amended(4)

  10.6            Convertible Promissory Note dated July 1, 1994(4)

  10.7 Addendum to Stock Issuance/Employment Agreement between the Company and Annette Friskopp dated
                  July  1, 1995(6)

 10.8* Agreement entered into between BOATRACS, Inc. and Oceantrac Systems Limited and Oceantrac Incorporated, effective September 1996(8)

 10.9             BOATRACS, Inc. Amended 1996 Stock Option Plan(10)

 10.10 Restricted Stock Purchase Agreement between Boatracs, Inc. and Jon Gilbert dated October 15, 1997 (11)

 10.11 Pledge Agreement between Boatracs, Inc. and Jon Gilbert dated October 15, 1997 (11)

 10.12 Promissory Note between Boatracs, Inc. and Jon Gilbert dated October 15, 1997 (11)

 11 Statement regarding computation of net loss per share (filed herewith)

 21               Subsidiaries of the Registrant (filed herewith)


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

(10) Incorporated by reference to the Company's Form S-8 filed with the SEC on June 20, 1997.

(11) Incorporated by reference to the company's Form 10-QSB filed with the SEC on 11/14/97.

 *Confidential treatment requested





                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 27, 1997

                               BOATRACS, INC.


                               By: /s/ Michael Silverman
                                     Michael Silverman
                                     Chairman of the Board

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


 /s/ Michael Silverman         Chairman of the Board,   March 27, 1998
 Michael Silverman             and Director


 /s/ Jon S. Gilbert            President, Chief
 Jon S. Gilbert                Executive Officer        March 27, 1998
                               and Director


 /s/ Annette Friskopp          Chief Operating Officer  March 27, 1998
 Annette Friskopp              and Director



 /s/ Curt McLeland             Chief Financial Officer  March 27, 1998
 Curt McLeland                 and Chief Accounting
                               Officer


 /s/ Giles Bateman             Director                 March 27, 1998
 Giles Bateman


 /s/ Luis Maizel               Director                 March 27, 1998
 Luis Maizel


 /s/ Julius Trump              Director                 March 27, 1998
 Julius Trump


 /s/ Mitchell Lynn             Director                 March 27, 1998
 Mitchell Lynn

(DELOITTE & TOUCHE LLP LETTERHEAD)


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Boatracs, Inc.:

We have audited the accompanying consolidated balance sheets of Boatracs, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP



February 20, 1998

BOATRACS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

ASSETS                                       1997        1996

CURRENT ASSETS:

  Cash                                    $ 392,712   $ 103,144

  Investment securities                                 425,852

  Accounts receivable - net                 937,010     557,246

  Inventories                               234,092      92,118

  Prepaid expenses and other assets         107,435      73,710

           Total current assets           1,671,249   1,252,070

PROPERTY, at cost                           223,863     120,731

NOTES RECEIVABLE                            310,463     208,463

GOODWILL                                    830,917

TOTAL                                 $   3,036,492  $1,581,264



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                    $   1,133,997  $  729,923

  Accrued expenses                          265,276      66,743

  Acquisition cost payable                  250,000

  Short-term margin loan on securities                  139,268

  Deferred compensation - net                            45,129

           Total current liabilities      1,649,273     981,063




COMMITMENTS (Notes 5 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000
       shares authorized, no shares issued
  Common stock, no par value; 100,000,000
       shares authorized, 15,806,977 and
       12,602,310 shares issued and
       outstanding in 1997 and 1996,
       respectively                       6,949,244   4,210,925
  Notes receivable for common stock
       issued                            (2,117,836)   (421,422)
  Accumulated deficit                    (3,444,189) (3,189,302)


           Total stockholders' equity     1,387,219     600,201

TOTAL                                   $ 3,036,492  $1,581,264


See notes to consolidated financial statements.

BOATRACS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  1997          1996           1995

REVENUES:
  Communications systems    $   2,456,638  $  1,427,822  $  1,299,330
  Data Transmission &
     Messaging                  2,790,903     2,073,360     1,367,354
                                _________     _________     _________

           Total revenues       5,247,541     3,501,182     2,666,684

COSTS AND EXPENSES:
  Communications systems        1,615,929       913,064       900,980
  Data Transmission &
     Messaging                  1,418,461     1,089,719       833,148
  Selling, general and
     administrative             2,505,190     2,461,018     1,610,861
                                _________     _________     ________

   Total costs and expenses     5,539,580     4,463,801     3,344,989

LOSS FROM OPERATIONS             (292,039)     (962,619)     (678,305)

INTEREST INCOME                    39,212        60,117        41,318

INTEREST EXPENSE                   (2,060)       (2,936)      (16,149)
                                  _______       _______       _______
NET LOSS                       $ (254,887)  $  (905,438)  $  (653,136)
                                  =======       =======       =======

NET LOSS PER SHARE             $    (0.02)  $     (0.07)  $     (0.06)
                                    =====         ======        ======
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING        13,535,433    12,597,471     11,277,245
                               ==========    ==========     ==========

  See notes to consolidated financial statements.

BOATRACS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                         Note
                                                       Receivable     Total
                       Common Stock                    for Common  Stockholders'
                    ___________________  Accumulated     Stock       Equity
                    Shares     Amount      Deficit      Issued      (Deficit)

BALANCE,
JANUARY 1, 1995   9,500,000  $1,379,412  $(1,630,728)              $ (251,316)


Common stock
 issued in
 connection with:
  Merger            510,386     (50,000)                              (50,000)
  Long-term debt
    and accrued
    interest
    conversion      179,684     215,621                               215,621
  Note
    receivable    1,112,265     737,000                $ (737,000)
  Stock sale      1,275,375   1,904,292                             1,904,292
  Payments
    received on
    note
    receivable                                            132,021     132,021
  Net loss                                 (653,136)                 (653,136)
                __________   _________    _________      _______    _________
BALANCE,
DECEMBER 31,
1995            12,577,710   4,186,325   (2,283,864)    (604,979)   1,297,482

Common stock
 issued in
 connection
 with services
 rendered           24,600      24,600                                 24,600
Payments received
 on note
 receivable                                              183,557      183,557
  Net loss                                 (905,438)                 (905,438)
                 __________   _________    _________      _______      ______

BALANCE,
DECEMBER 31,
1996             12,602,310   4,210,925   (3,189,302)    (421,422)     600,201


Common stock
 issued through
 exercise of
 stock options        4,667       4,792                                 4,792
Common stock
 issued through
 Restricted Stock
 Purchase
 Agreement        2,900,000   2,320,000                             2,320,000
Receivable issued in
 connection with
 Restricted
 Stock Purchase
 Agreement                                            (1,930,915)  (1,930,915)

Common stock
 issued through
 acquisition        300,000     420,000                               420,000
Payments received
 on note
 receivable                                              234,501      234,501
Issuance costs
 in connection
 with Common
 Stock issued                    (6,473)                               (6,473)
Net loss                                   (254,887)                 (254,887)
                __________   _________   __________    _________   __________
BALANCE,
DECEMBER 31,
1997            15,806,977   $6,949,244 $(3,444,189) $(2,117,836)  $1,387,219


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            1997        1996        1995
OPERATING ACTIVITIES:
  Net loss                              $ (254,887) $ (905,438) $ (653,136)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Loss on disposal of assets            15,907
      Depreciation and amortization         76,851      44,420      32,890
      Net accretion of discount on
        investment securities                          (42,204)    (27,505)
      Provision for bad debts                                       18,297
      Changes in assets and liabilities:
        Accounts receivable               (379,764)   (149,754)   (233,397)
        Inventories                       (141,974)    (59,809)    (20,778)
        Prepaid expenses and other         (33,725)    (57,085)     (6,333)
        Accounts and acquisition costs
          payable and accrued expenses     852,607     127,801     337,897
        Accrued interest payable                                     5,421

           Net cash provided by
            (used in) operating            _______   _________     _______
             activities                    135,015  (1,042,069)   (546,644)

INVESTING ACTIVITIES:
  Purchase of investment securities                 (2,825,799)  (2,096,344)
  Proceeds from maturities of
     investment securities                 425,852   3,907,000      659,000
  Issuance of notes receivable            (102,000)   (114,143)    (205,775)
  Capital expenditures                    (181,806)    (92,752)     (66,549)
  Goodwill purchased through
     acquisition                          (845,000)

           Net cash (used in) provided     _______     _______    _________
            by investing activities       (702,954)    874,306   (1,709,668)

FINANCING ACTIVITIES:
  Payments received on note receivable
    issued for common stock                234,501     183,557      132,021
  Proceeds from short-term margin loan    (139,268)    139,268
  Repayment of net deferred compensation   (45,129)   (203,646)    (160,026)
  Net proceeds from issuance of common
    stock                                  387,403                1,904,292
  Common stock issued in acquisition       420,000
           Net cash provided by            _______     _______    _________
             financing activities          857,507     119,179    1,876,287


NET INCREASE (DECREASE) IN CASH            289,568     (48,584)    (380,025)


CASH AT BEGINNING OF YEAR                  103,144     151,728      531,753
                                           _______     _______      _______
CASH AT END OF YEAR                      $ 392,712   $ 103,144    $ 151,728
                                           =======     =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                             $   2,936     $ 10,416
                                                         =====       ======
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services
   rendered                                          $  24,600
  Common stock issued for note                          ======
    receivable                          $1,930,915                 $737,000
  Conversion of escrow deposit to        =========                  =======
   equity                                                          $ 50,000
                                                                     ======

See notes to consolidated financial statements.

BOATRACS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations - BOATRACS, Inc. and its wholly owned subsidiary BOATRACS (Europe) B.V. (collectively called the "Company") is primarily engaged in the business of distribution of the OmniTRACS satellite-based communications and tracking system for marine application under a license and distribution agreement with QUALCOMM, Incorporated ("Qualcomm", see Note 9). Under the agreement, the Company sells mobile communications terminals and software for use on board marine vessels and by marine dispatchers. In addition, the Company also provides 24-hour data transmission and messaging services. Effective November 1, 1997, the Company purchased certain assets of MED Associates, Inc. ("MED") for $500,000 cash and 300,000 shares of common stock. The stock payment is subject to an option in favor of the Company exercisable if MED does not achieve a certain earnings level for the year ending December 31, 1998. The 300,000 shares delivered under the Purchase Agreement will be decreased one share for every dollar such earnings are not achieved. Goodwill in the amount of $845,000 was recorded and will be amortized over ten years. MED is a Mississippi based provider of software applications and service solutions to the commercial workboat industry and to oil companies.

   Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances have been eliminated in consolidation.

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

   Property - Property is stated at cost. Depreciation is provided under a straight-line method for assets acquired in 1996 and thereafter, and an accelerated method for assets purchased prior to 1996 over the estimated useful lives of the assets (generally 3-5 years). Goodwill is amortized over 10 years.

   Revenue Recognition - Revenue from the sale of communication systems is recognized at the time the equipment is shipped to the customer. Revenue from messaging is recognized at the time the transmission is made by the customer.

   Significant Customers - Major customers individually accounted for 18%, 12% and 9% of 1997 sales, 26%, 15% and 8% of 1996 sales, and 23%, 18% and 12% of 1995 sales. In addition, MED derives significant business from the same customers as the Company. In November and December, 1997, MED derived 45% of its total business from the Company's largest customer. Accounts receivable from these customers aggregated (including the MED receivables) $437,077 and $300,413 at December 31, 1997 and December 31, 1996 respectively. The Company has not historically experienced any significant losses on its accounts receivable. Revenues from European customers accounted for 12% of revenues in 1997. No European revenues were earned in 1996 and 1995.

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

   Net Loss Per Share - Net loss per share is calculated using the weighted average number of shares outstanding during each year. In February, 1997, the Financial Accounting Standards Board
   (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" and "Diluted EPS" on the face of the income statement. Common stock equivalents would have an anti-dilutive effect on the net loss, and therefore diluted EPS is not presented.

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

   Reclassifications - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

2. Acquisition - On November 1, 1997, the Company purchased certain assets and liabilities of MED Associates, Inc. ("MED") for $500,000 cash, and 300,000 shares of restricted common stock. The stock is subject to an option by the Company to purchase all of the issued stock if a certain earnings level for the fiscal year ending December 31, 1998, is not met and will be decreased one share for every dollar such earnings are not achieved. Goodwill in the amount of $845,000 was recorded and will be amortized over ten years.

   MED is a Mississippi-based provider of software applications and service solutions to the marine industry. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of MED are included in the consolidated balance sheet as of December 31, 1997. The results of MED's operations from the date of the acquisition to December 31, 1997 were not significant.

   The following pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal year, nor are they necessarily indicative of future consolidated results.

                                      Boatracs       MED     Pro-Forma
                                      _________     _____    _________

                                        1997         1997       1997

   Total Revenues                  $ 5,247,541   $ 877,309  $ 6,124,850

   Net (Loss) Income from
     Operations                    $  (292,039)  $ 798,369  $   506,330

   Net (Loss) Income               $  (254,887)  $  78,940  $  (175,947)
                                       _______      ______      _______

   Weighted Average Shares                                   13,785,296

   EPS                                                      $     (0.01)





3.  BALANCE SHEET DETAILS
                                           1997         1996

    Accounts Receivable                  $949,874     $570,780
        Less allowance for
         doubtful accounts                 12,864       13,534
                                          _______      _______
                                         $937,010     $557,246
    Property - at cost:

     Computers and equipment             $372,597     $226,650
        Less accumulated depreciation     148,734      105,919
                                         ________      _______
                                         $223,863     $120,731

    Goodwill                             $845,000
        Less Amortization                  14,083
                                          _______
                                         $830,917

    Deferred Compensation -
     Officer (Note 8)                                 $369,230
    Less Note Receivable -
     Officer ( Note 4)                                 324,101
                                                        ______
                                                     $  45,129


   Depreciation expense was $62,768, $44,420, and $24,334 for the years ended December 31, 1997, 1996, 1995 respectively.
   Amortization expense for the year ended December 31, 1997 was $14,083.

4. NOTES RECEIVABLE

   Canadian Company - The Company has a note receivable agreement with a Canadian company. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $310,463 and $208,463 at December 31, 1997 and 1996, respectively. The note has been classified as long-term based upon the Company's intent not to request payment prior to January 1, 1999.

   In September 1996, the Company entered into an agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the Boatracs system, and any related business in certain specified Canadian territory.

5. LEASES

   Facility Leases - The Company leases its facilities under seven non-cancelable operating leases, which expire through September 2001. Rent expense was approximately $57,894, $51,900, and $31,900 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, MED's rent expense was $1,500 for the months of November and December, 1997. The Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments.

   Capital Lease - Included in property at December 31, 1997 and
   December 31, 1996 is property acquired under a capital lease of $6,289. All obligations in connection with this lease were paid during 1996.

   Future minimum lease payments under non-cancelable operating leases at December 31, 1997 are summarized as follows:


   Year Ending December 31,



   1998                                 $95,527
   1999                                  47,580
   2000                                  26,436
   2001                                  26,436
                                        _______
   Total                               $195,979



6. INCOME TAXES

   The Company elected C Corporation status effective October 1994. Due to a valuation allowance provided for deferred income tax assets for the years ended December 31, 1997, 1996 and 1995 and the period from October 1, 1994 to December 31, 1994, the
   Company's effective income tax rate is 0%.

   The tax effects of significant items comprising the Company's deferred income tax assets were approximately as follows:


                                                1997      1996
    Deferred income tax assets:

     Net operating loss carryforwards        $830,000   $634,000
     Deferred employee compensation                 0    160,000
     Tax credits                               49,000     12,000
     Allowance for uncollectible accounts       6,000      6,000
     Deferred income                           16,000      1,000
     State income taxes                           400        500
     Other reserves                            15,000      6,000
                                              _______    _______

     Total deferred income tax assets         916,000    819,500

     Less valuation allowance                (916,000)  (819,000)
                                              _______    _______

     Net deferred income tax assets          $      0   $      0
                                              =======    =======












   At December 31, 1997, the Company had unused net operating loss carryforwards of approximately $2,187,000 for Federal income tax purposes which expire at various dates from 2005 to 2012. The Company has unused net operating loss carry forwards of approximately $978,000 for state income tax purposes which expire at various dates from 1999 to 2002.

   Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is maintained to reduce deferred income tax assets to an amount which, in the opinion of management, will more likely than not be realized by the Company.

7. STOCKHOLDERS' EQUITY (DEFICIT)

   Note Receivable Issued for Common Stock - During March 1995, the Company issued 1,112,265 shares of common stock to Qualcomm (see
   Note 9) for $737,000. The purchase price of the shares will be paid by a reduction in the price of certain products and services currently provided by Qualcomm to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under the license and distribution agreement (see Note 9). The transaction was recorded as a note receivable for common stock issued which is reduced as discounts are earned. Through December 31, 1997, a total of $550,079 in discounts was earned.

   In October, 1997, the company issued 2,900,000 shares of common stock to an officer/director of the company. In connection with the shares, the Company received a promissory note in the amount of $1,930,915 bearing 5.77% interest. The note requires payments of $420,240 on April 15 and October 15 of each year commencing in 1998 with the final payment due on April 15, 2000. The note has been recorded as a reduction of equity on the balance sheet.

   Stock Warrants - During October 1995, the Company issued 25,000 common stock purchase warrants. The warrants represent the right to purchase one share of the Company's common stock at $1.50 and expire during October 1998.

   Stock Options - During January 1996, the Company entered into a Non-Circumvention Agreement with a financial consultant. The agreement included a grant of 50,000 stock options at $1.50 each. There is no expiration date on the agreement, however the agreement may be terminated by the company at will.

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

   During May, 1997, the Company filed a registration statement on Form SB-2 that provides for registration of 5,490,956 shares on behalf of selling stockholders. The Company did not receive any proceeds from these transactions.

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



                                       Number         Price
                                     of Shares       per Share

    Outstanding, January 1, 1996          0
    Granted                         730,500        $1.00 - $1.81
    Canceled                        (21,000)       $1.00 - $1.81
                                     ______

    Outstanding, December 31, 1996  709,500        $1.00 - $1.81
    Granted                         167,500        $1.1875 - $1.25
    Cancelled                      (208,934)       $1.00 - $1.18
    Exercised                       ( 4,667)       $1.00 - $1.125
                                    _______

    Outstanding, December 31, 1997  663,399        $1.00 - $1.81


   The Company applies Accounting Principles Board of Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and pro forma net loss for the period ended December 31, 1997 and 1996 would have been increased by approximately $73,327 and $33,200, or $0.01 per share for each of the two years respectively.

   Under FASB 123, the fair value of the options granted during 1997 is estimated as approximately $208,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 277%, risk-free interest rate of 5.5%, and expected life of 5.5 years.

   The following table summarizes information as of December 31, 1997 concerning currently outstanding and exercisable options:

                       Options Outstanding                Options Exercisable
                ___________________________________       ____________________
                                             Weighted                  Weighted
                          Weighted Average   Average                    Average
Range of        Number         Remaining     Exercise        Number     Exercise
Exercise Prices Outstanding Contractual Life Price          Exercisable Price


$1.00 - $1.81    663,399          5.5          $1.12          123,179     $1.10


8.  RELATED PARTY TRANSACTIONS

   Stockholder- During 1995, the Company entered into a note receivable agreement with an individual who is an officer, director and majority stockholder of the Company under which it agreed to advance up to $369,230. Advances were secured by an agreed upon offset to related deferred compensation. The

------------   advances bore interest at 5.5% and were due on demand.  The note was fully repaid at December 31, 1997. Advances under the agreement totaled $310,000 at December 31, 1996, plus accrued interest. Terms of the note receivable agreement allowed satisfaction of the balance as an offset to related deferred compensation.

   On October 15, 1997, Company received a promissory note from an officer, director and shareholder of the Company in the amount of $1,930,915 and a rate of 5.77%. The note was issued in connection with a Restricted Stock Purchase Agreement of the same date for a total of 2,900,000 shares of the Company's stock (see Note 7). The note will be repaid in semi annual installments with the final payment on April 15, 2000.

9. LICENSE AND DISTRIBUTION AGREEMENT

   On June 13, 1990, the Company entered into a license and distribution agreement, as amended through August 26, 1996, with Qualcomm. Pursuant to the agreement, the Company was appointed Qualcomm's exclusive and non-exclusive distributor, in defined territories, of the OmniTRACS satellite-based communications and tracking system (the "System") for marine applications. During 1996, the Company reached certain sales goals and became the exclusive distributor in previously non-exclusive territories. The Company was also appointed provider of message services to the users of the System. In connection therewith, the Company was also granted an exclusive and non-exclusive license to certain software used with the System. Qualcomm was granted an exclusive perpetual, worldwide, royalty free license to any improvements made by the Company to the System or related software.

   Under the agreement, the Company is required to sell a certain minimum number of systems in order to maintain the exclusivity of its distribution rights. The minimum purchase requirements for each calendar year is to be agreed upon between the Company and Qualcomm subject to a minimum of 300 systems for calendar year ended December 31, 1997 and increasing by 10% each year thereafter. The Company met this requirement in 1997.

   If Qualcomm is unable to provide service or elects not to remain in business, they may terminate the agreement with six months' notice and have no further liability. Qualcomm shall take such steps, which are reasonable and necessary to enable the Company to continue to provide the message services to its existing end users.

   The agreement expires during June 2000 and may be renewed for two additional five-year periods. The agreement is subject to re-negotiation at the end of the option period.

   Sub-service Provider Agreement - During 1997, the Company entered into a Sub-Service Provider Agreement with ALCATEL
   Qualcomm, a French company, whereby the Company was appointed to be the maritime distributor under a similar basis that it operates in the United States by providing maritime satellite-based communications and tracking of vessels to certain countries in Europe.

10.    SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

   During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees may contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution is determined each year by the Company. In 1997 and 1996, the Company did not elect to contribute to the Plan.

                            *****************