Form 10KSB/A
period 1997-12-31
BOATRACS INC /CA/
filed 1998-03-31
CIK 700941

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB/A

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

     (2)  Financial Statements Schedules:  See Exhibit 11.

 (b)  REPORTS ON FORM 8-K.

 The Company filed Form 8-K on January 13, 1998, in connection with a Asset Purchase Agreement dated as of November 1, 1997, between MED Associates, Inc. and Charles J. Drobny, Jr. and Pamel M. Drobny, providing for the purchase of significant assets of MED Associates, Inc. by the Company. The 8-K was amended on March 31, 1998.

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

 10.9             BOATRACS, Inc. Amended 1996 Stock Option Plan(10)

 10.10 Restricted Stock Purchase Agreement between Boatracs, Inc. and Jon Gilbert dated October 15, 1997 (11)

 10.11 Pledge Agreement between Boatracs, Inc. and Jon Gilbert dated October 15, 1997 (11)

 10.12 Promissory Note between Boatracs, Inc. and Jon Gilbert dated October 15, 1997 (11)

 10.13 Employment Agreement between Boatracs, Inc. and Charles Drobny, Jr. effective November 1, 1997. (12)

 11               Statement regarding computation of net loss per share
                 (filed herewith)

 21               Subsidiaries of the Registrant (filed herewith)

 23               Independent Auditors' Consent (filed herewith)
 ___________________________

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

(12) Incorporated by reference to the Company's Form 8-KA filed with the SEC on March 31, 1998.

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