Form 10QSB
period 1998-03-31
BOATRACS INC /CA/
filed 1998-05-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1998

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

             APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,861,377 shares of common stock as of April 30, 1998.

Transitional Small Business Disclosure Format (check one):
Yes  __    No  X





PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended
                                        March 31,
                                   1998        1997

REVENUES:
Communications systems           $1,192,215  $499,823
Data transmission and messaging     810,573   631,419

        TOTAL REVENUES            2,002,788 1,131,242


COSTS AND EXPENSES:
Communications systems              759,078   335,813
Data transmission and messaging     442,868   310,377
Selling, general and administrative 703,257   603,917

        TOTAL COSTS AND EXPENSES  1,905,203 1,250,107

INCOME (LOSS) FROM OPERATIONS        97,585  (118,865)

Interest income                      32,835     3,668

Interest expense                       0       (2,060)

NET INCOME (LOSS)                  $130,420 ($117,257)

BASIC EARNINGS PER COMMON SHARE      $.01      ($.01)

DILUTIVE EARNINGS PER COMMON SHARE   $.01       N/A

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                      15,831,368 12,602,310

Dilutive effect of:

     Employee stock  options        854,461      n/a
     Warrants                        77,667      n/a

Weighted average of common shares
outstanding,assuming dilution    16,763,496      n/a

See Notes to Consolidated Financial Statements


BOATRACS, INC.
CONSOLIDATED BALANCE SHEET
                                        March 31  December 31,
ASSETS                                    1998       1997
                                      (Unaudited)
CURRENT ASSETS:
  Cash                                 $256,646   $392,712
  Accounts receivable - net           1,464,497    937,010
  Inventories                           275,040    234,092
  Deposit in escrow                     500,000
  Prepaid expenses and other assets     122,837    107,435
       TOTAL CURRENT ASSETS           2,619,020  1,671,249

PROPERTY - net                          251,661    223,863

NOTES RECEIVABLE                        327,463    310,463
GOODWILL - net                          809,766    830,917

TOTAL                                $4,007,910 $3,036,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $1,385,772 $1,133,997
  Accrued expenses                      264,993    265,276
  Acquisition cost payable              250,000    250,000
        TOTAL CURRENT LIABILITIES     1,900,765  1,649,273

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
   1,000,000 shares authorized,
    no shares issued
  Common stock, no par value;
   100,000,000 shares authorized,
    15,841,377 and 15,806,977
     shares issued and outstanding
    in 1998 and 1997, respectively    6,989,171  6,949,244
Notes receivable for common stock
issued                               (1,568,257)(2,117,836)
Accumulated deficit                  (3,313,769)(3,444,189)
        TOTAL STOCKHOLDERS' EQUITY    2,107,145  1,387,219

TOTAL                                $4,007,910 $3,036,492

See Notes to Consolidated Financial Statements


BOATRACS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                      Three months ended
                                             March 31,
                                          1998      1997

Operating activities:
Net income (loss)                       $130,420  ($117,257)
  Adjustments to reconcile net income
  (loss)
  to net cash provided by (used in)
   operating activities:
    Depreciation and amortization         44,310    11,092
Changes in assets and liabilities:
    Accounts receivable, net            (527,487)  (96,642)
    Inventories                          (40,948)  (33,532)
    Deposit in escrow                   (500,000)
    Prepaid expenses and other assets    (15,402)    2,277
    Accounts payable and accrued
     expenses                            251,492   245,214
Net cash  (used in) provided by
operating activities                    (657,615)   11,152

Investing activities:
  Capital expenditures                   (50,957)  (44,494)
  Net maturities of investment
  securities                                 0     217,437
Net cash (used in) provided by
investing activities                     (50,957)  172,943

Financing activities:
  Payments received on notes receivable
     issued for common stock             549,579    46,308
  Short-term margin loan on securities            (139,268)
Common stock issued for stock options
exercised                                 39,927
  Issuance of notes receivable           (17,000)  (25,000)
 Net cash provided by (used in)
 financing activities                    572,506  (117,960)

Net  (decrease) increase  in cash       (136,066)   66,135

Cash at beginning of period              392,712   103,144

Cash at end of period                   $256,646  $169,279




See Notes to Consolidated Financial Statements

                       BOATRACS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements at March 31, 1998 and 1997 as of and for the three months then ended are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

NOTE 2 - ACQUISITION

On November 1, 1997, the Company purchased certain assets and liabilities of MED Associates, Inc. ("MED") for $500,000 cash, and 300,000 shares of restricted common stock. The stock is subject to an option by the Company to purchase all of the issued stock if a certain earnings level for the fiscal year ended December 31, 1998, is not met and will be decreased one share for every dollar such earnings are not achieved. Goodwill in the amount of $845,000 was recorded and is amortized over ten years.

MED is a Mississippi-based provider of software applications and service solutions to the marine industry. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of MED are included in the consolidated balance sheet of March 31, 1998 and December 31, 1997. The results of MED's operations from the date of the acquisition to December 31, 1997 were not significant.

The Company has entered into a letter of intent to acquire
Enerdyne Technologies, Inc. ("Enerdyne"). The letter of intent is subject to final documentation, and certain material economic terms of the transaction have yet to be agreed upon. Accordingly, there can be no assurance that this acquisition will proceed. A deposit of $500,000 has been placed in escrow pursuant to the letter of intent and is fully refundable prior to May 17, 1998.

NOTE 3 - NET EARNINGS PER SHARE

The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. For the quarter ended March 31, 1997, the Company reported a net loss and therefore the incremental shares issuable upon the exercise of stock options and warrants were not used as they were anti-dilutive.

NOTE 4 - BALANCE SHEET DETAILS
                                    March 31,   December 31,
                                        1998       1997
                                    (Unaudited)

Accounts Receivable               $ 1,484,281    $ 949,874
 Less allowance for doubtful
 accounts                              19,784       12,864
                                  $ 1,464,497    $ 937,010
Property- at cost:
   Computers and equipment          $ 423,554    $ 372,597
     Less accumulated depreciation    171,893      148,734
                                    $ 251,661     $223,863

Goodwill                            $ 845,000    $ 845,000
     Less amortization                 35,234       14,083
                                    $ 809,766    $ 830,917


Depreciation expense was $23,159 for the three months ended March 31, 1998 and $62,768 for the year ended December 31, 1997. Amortization expense was $21,151 for the three months ended March 31, 1998 and $14,083 for the year ended December 31, 1997.

NOTE 5 - NOTES RECEIVABLE

Canadian Company - The Company has a demand note receivable agreement with a Canadian company that provides for periodic advances. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $327,463 and $310,463 at March 31, 1998 and December 31,
1997, respectively. The note receivable has been classified as long-term based upon the Company's intent not to request payment prior to April 1, 1999.

In September 1996, the Company entered into an agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the BOATRACS system, and any related business in certain specified Canadian territory.

Stockholder - On October 15,1997, The Company received a promissory note from an officer, director and shareholder of the Company in the amount of $1,930,915 and a rate of 5.77%. The note was issued in connection with a Restricted Stock Purchase Agreement of the same date for a total of 2,900,000 shares of the Company's stock. The note will be repaid in semi annual installments with the final payment on April 15, 2000. The principal balance at March 31, 1998 was $1,480,288 and at December 31,1997 the principal balance was $1,930,915. Accrued interest was $1,836 and $23,211 at
March 31, 1998 and December 31, 1997, respectively.

NOTE 6 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 7%, of the Company's common stock. The shares were issued for a total consideration of $737,000, which is paid by providing discounts on future purchases of OmniTRACS equipment and data transmission and messaging from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the first quarter of 1998, a total of $98,952 in discounts had been earned reducing the receivable balance to $87,970, compared to the first quarter of the prior year when $46,308 of discounts were earned reducing the receivable balance to $375,114.

NOTE 7 - SELLING STOCKHOLDER REGISTRATION WITH THE
SECURITIES AND EXCHANGE COMMISSION

On April 29, 1998, a Registration Statement on Form SB-2 was filed with the Securities & Exchange Commission which provides for registration of 5,370,070 shares of common stock on behalf of certain selling stockholders, including
(1) QUALCOMM, Inc., the Company's sole supplier; (2) shares received by an officer and director in connection with a Restricted Stock Purchase Agreement (3) warrants granted to two directors of the Company,(4) warrants granted to a Company consultant and (5) shares purchased by shareholders in private transactions. The Company did not receive any proceeds from the transaction.

NOTE 8 - STOCK OPTIONS

Under the amended 1996 Stock Option Plan ("the Plan"), the
Company may grant incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At March 31, 1998, there were 1,073,300 options outstanding.

The Company applies Accounting Principles Board of Opinion no. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and pro forma net loss for the period ended December 31, 1997 would have been increased by approximately $73,327, or $0.01 per share.

Under FASB 123, the fair value of the options granted during 1997 is estimated as approximately $208,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 277%, risk-free interest rate of 5.5%, and expected life of 5.5 years.

NOTE 9 - SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

During September 1996, the Company approved the adoption of
a Salary Reduction Simplified Employer Plan (SAR-SEP)
allowing eligible employees to contribute savings on a
pretax basis effective January 1996.  Employees may
contribute up to 15% of their salary, not to exceed $9,500
annually.  A discretionary contribution is determined each
year by the Company.   As of the quarter ended March 31,
1998, the Company elected not to contribute to the Plan.








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). In addition, the Company develops application software for marine application of the OmniTRACS system. The OmniTRACS system, as adapted and enhanced by the Company for marine applications, provides confidential two-way communications between vessels at sea and base stations on land or with other vessels and is effective while a vessel is within the satellite's "footprint," which extends roughly 200 to 400 miles offshore of the continental United States. The system also allows for hourly position tracking, monitoring, and data transmission and, using supplementary products, can provide engine performance and fuel consumption monitoring.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, Inc., the sole supplier of equipment sold by the Company, and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

For the three months ended March 31, 1998 and 1997

Total revenues for the quarter ended March 31, 1998, were $2,002,788 an increase of $871,546 or 77.0% as compared to total revenues of $1,131,242 for the quarter ended March 31, 1997.

Communications systems revenues, which consists of revenues from the sale of BOATRACS systems, related software and revenues from MED Associates, Inc. ("MED") were $1,192,215 or 59.5% of total revenues, an increase of $692,392 or 138.5% compared to $499,823 or 44.2% of total revenues in the first quarter of 1997. The increase in communication systems revenues primarily reflects increased sales of communication units to vessels in the United States, an increase in software revenues and the income from MED which the Company acquired in November, 1997 (see Note 2), compared to the same period in 1997. The increase was partially offset by a decrease in the sale of communications units in Europe and Canada in the first quarter of 1998 compared to the same period of 1997. Data transmission and messaging revenues were $810,573 or 40.5% of total revenues, an increase of $179,154 or 28.4% compared to $631,419 or 55.8%
of total revenues in the first quarter of 1997. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels and increased usage by some customers.

Communications systems expenses were $759,078 or 63.7% of communications systems revenues for the quarter ended March 31, 1998, an increase of $423,265 or 126%, compared to $335,813 which represented 67.2% of communications systems revenues in the corresponding quarter of the prior year.
The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The decrease in communication systems expenses as a percentage of communication systems revenues primarily reflects a decrease in price from the Company's supplier in June, 1997 offset by an increase in discounts given on volume sales. Data transmission and messaging expenses were $442,868 or 54.6% of data transmission and messaging revenues for the quarter ended March 31, 1998, an increase of $132,491 or 42.7%, compared to $310,377 which represented 49.2% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The increase in data transmission and messaging costs as a percentage of data transmission and messaging revenues is due to the continuing increase in revenues over the relatively fixed costs of providing this service and a continuing change in the customer mix in the United States. The increase is offset by data transmission and messaging revenues and costs in the first quarter of 1998 of the European and Canadian operations which have a lower gross margin.

Selling, general and administrative expenses were $703,257 or 35.1% of total revenues for the quarter ended March 31, 1998, an increase of $99,340 or 16.5%, compared to $603,917 or 53.4% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to increases in salary expenses due to additional employees, amortization of goodwill on the acquisition of MED, expenses to outside consultations, general office expenses and operating expenses of MED, offset by a reduction in Europe expenses. Software development costs are written off as incurred.

Interest income of $32,835 in the quarter ended March, 31, 1998, represents interest earned on a promissory note. This represents an increase of $29,167 or 795% compared to $3,668 in the prior year.

Liquidity and Capital Resources

The Company's cash balance at March 31, 1998, was $256,646, a decrease of $136,066 compared to the December 31, 1997 cash balance of $392,712. At March 31, 1998, working capital was $718,255 an increase of $696,279 from the working capital of $21,976 at December 31, 1997. Cash of $657,615 was used in operating activities, cash of $50,957 was used in investing activities and cash of $572,506 was provided by financing activities in the first three months of 1998. Net accounts receivable increased $527,487 to $1,464,497 at March 31, 1998, compared to $937,010 at
December 31, 1997, due to increased sales in data transmission and messaging revenues in the current period.
Inventory increased $40,948 at March  31, 1998, compared to
December 31, 1997, primarily due to additional purchases of units for sale to potential United States customers.
Deposit in escrow in the amount of $500,000 at March 31, 1998, relates to a deposit pursuant to a letter of intent with Enerdyne Technologies, Inc. ("Enderdyne") which is fully refundable prior to May 17, 1998 (see Note 2 and below). Prepaid expenses increased by $15,401 primarily due to the timing of prepaid expenses. Notes receivable increased $17,000 at March 31, 1998, compared to December
31, 1997, due to monies loaned in connection with a Promissory Note to a Canadian Company (see note 5).

Accounts payable increased $251,775 March, 31, 1998, compared to December 31, 1997, primarily due to an increase of payables due the supplier of BOATRACS communications and messaging systems as sales and expenses have increased. Accrued expenses decreased $283 to $264,993 from $265,276 at December 31, 1997. Reduction of notes receivable for common stock issued decreased by $549,579 to $1,568,257 from $2,117,836. This reduction was due to a $450,627 principal payment from a director and officer of the Company in connection with a Promissory Note and $98,952 from discounts received on purchases of equipment and data transmission and messaging in accordance with the terms of the Note (see note 5 and 6).

The Company anticipates making capital expenditures in excess of $100,000 during 1998 (other than cash for acquisitions) primarily on computer and office equipment.
This amount excludes any capital expenditures which may result from the acquisition of Enerdyne Technologies, Inc.
("Enerdyne").  See below.

The Company has entered into a letter of intent to acquire Enerdyne. Currently, consummation of the acquisition of Enerdyne is subject to the satisfaction of certain conditions and final approval of both parties. No assurances that the acquisition will proceed can be made.
If the acquisition does proceed, it will require the Company to raise substantial amounts of capital to pay the purchase price of the acquisition. In addition, the Company may be required to raise additional capital to fund the operations and growth of the combined companies. The Company cannot, at this time, determine the amount of capital which will be required, or the sources of that capital. The Company currently contemplates that a large percentage of the capital necessary to pay the purchase price will be raised through traditional debt financing sources. Additionally, it is contemplated that a portion of the consideration to be paid for Enerdyne will include issuance of additional Common Stock. Such issuance will result in dilution to existing shareholders.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On April 9, 1998, the Company filed a complaint in the United States District Court (Southern District of California) against Seacor Marine, Inc. ("Seacor") and
Globe Wireless, Inc. ("Globe") seeking damages and injunctive relief for copyright infringement, unfair competition and declaratory relief arising from the alleged infringement of the Company's copyright in certain intellectual property. Such intellectual property formed part of the assets acquired from MED Associates, Inc. ("MED"), see note 2.
In apparent response to the Company's lawsuit, on May 8, 1998, Seacor and Globe filed a lawsuit in the District
Court of Harris County, Texas against the Company, Summerwood, Inc. and Charles J. Drobny, Jr. asserting causes of action and seeking damages and injunctive relief for misappropriation of trade secrets, misappropriation of confidential business information, conversion, breach of contract and unfair competition. Such lawsuit appears to have been filed solely in response to the Company's lawsuit and appears to allege acts and/or omissions (all of which are denied) by MED and its chief executive officer. There does not appear to be a meritorius basis for the action alleged against the Company. However, no discovery has yet been conducted and an evaluation of the likely outcome of lawsuits is premature.

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Inapplicable

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          Item
          (a)(1) Exhibit 11 - Computation of Net Earnings per share
          (filed herewith).
          10.11 Asset Purchase agreement among the Company, MED Associates, Inc., Charles J.
          Drobny, Jr. and Pamela M. Drobny dated as of
          November 1, 1997. Incorporated by reference to
          Exhibit 2.1 to the Company's Form 8-K filed with the Commission on January 14, 1998.
          10.12 First Amendment to Asset Purchase Agreement among the Company, MED Associates, Inc., Charles
          J. Drobny, Jr. and Pamela M. Drobny dated as of November 1,1997. Incorporated by reference to
          Exhibit 2.2 to the Company's Form 8-K/A filed with the Commission on March 31, 1998.







                              SIGNATURES


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                              BOATRACS, Inc.
                              Registrant


May 14,  1998                 /s/ JON GILBERT
Date                              JON GILBERT,
                                  PRESIDENT,
                                  CHIEF EXECUTIVE OFFICER

May 14, 1998                  /s/ CURT MCLELAND
Date                              CURT MCLELAND
                                  CHIEF FINANCIAL OFFICER