Form 10-Q
period 1998-06-30
BOATRACS INC /CA/
filed 1998-08-13
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

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

   10675 Sorrento Valley Road, Suite 200, San Diego, CA 92121
            (Address of Principal Executive Offices)

                         (619) 657-0100
                   (Issuer's telephone number)

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

               APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
18,886,377 shares of common stock as of July 31, 1998.

Transitional Small Business Disclosure Format (check one): Yes
__    No  X





PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                      Three months Ended June 30,  Six months Ended June 30,
                          1998        1997              1998       1997
REVENUES:
Communications system  $1,168,573  $635,524         $2,352,611  $1,135,348
Data transmission
 and messaging            901,355   646,015          1,712,097   1,277,434

       TOTAL REVENUES   2,069,928 1,281,539          4,064,708   2,412,782

COSTS AND EXPENSES:
Communications systems    738,208   419,569          1,489,672     755,383
Data transmission and
 messaging                511,646   336,403            957,373     646,780
Selling, general and
administrative            917,742   596,443          1,618,106   1,200,360
        TOTAL COSTS AND
            EXPENSES    2,167,596 1,352,415          4,065,151   2,602,523

(LOSS) FROM OPERATIONS    (97,668)  (70,876)              (443)   (189,741)

Interest income             4,922     2,525             38,117       6,193

Interest expense                0         0                  0      (2,060)

NET INCOME (LOSS)        ($92,746) ($68,351)           $37,674   ($185,608)

BASIC EARNINGS PER
    COMMON SHARE            ($.01)    ($.01)              $.00       ($.01)

DILUTIVE EARNINGS PER
    COMMON SHARE              N/A       N/A               $.00         N/A

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING   15,875,443 12,602,310        15,853,527  12,602,310

Dilutive effect of:
Employee stock  options       n/a       n/a            955,485         n/a
Warrants                      n/a       n/a             92,845         n/a

Weighted average of
common shares
outstanding assuming
dilution               15,875,443 12,602,310        16,901,857  12,602,310


See Notes to Consolidated Financial Statements


BOATRACS, INC.
CONSOLIDATED BALANCE SHEET
                                   June 30,  December 31,
ASSETS                               1998       1997

                                       (Unaudited)
CURRENT ASSETS:
  Cash                             $1,961,148   $392,712
  Accounts receivable - net         1,395,124    937,010
  Inventories                         115,573    234,092
  Deposit in escrow                   500,000
  Prepaid expenses and other assets   218,258    107,435
       TOTAL CURRENT ASSETS         4,190,103  1,671,249

PROPERTY - net                        322,592    223,863

PREPAID ACQUISITION COSTS             165,968
NOTES RECEIVABLE                      347,463    310,463
GOODWILL - net                        788,667    830,917

TOTAL                              $5,814,793 $3,036,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                 $1,471,801 $1,133,997
  Accrued expenses                    494,610    265,276
  Acquisition cost payable            250,000    250,000
        TOTAL CURRENT LIABILITIES   2,216,411  1,649,273

STOCKHOLDERS' EQUITY:
  Preferred stock,
   no par value; 1,000,000
   shares authorized,
   no shares issued
  Common stock, no par value;
   100,000,000 shares authorized,
    15,886,377 and 15,806,977
    shares issued and outstanding
    in 1998 and 1997, respectively
                                    7,004,897  6,949,244
Notes receivable for common stock
issued                                        (2,117,836)
Accumulated deficit                (3,406,515)(3,444,189)
       TOTAL STOCKHOLDERS' EQUITY   3,598,382  1,387,219

TOTAL                              $5,814,793 $3,036,492

See Notes to Consolidated Financial Statements

BOATRACS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Six months ended June 30,
                                       1998         1997

Operating activities:
Net income (loss)                    $37,674    ($185,608)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization    114,399       25,193
    Changes in assets and liabilities:
    Accounts receivable, net        (458,114)     (71,019)
    Inventories                       30,147      (33,903)
    Deposit in escrow               (500,000)
    Prepaid expenses and other
    assets                          (110,823)     (92,416)
    Accounts payable and accrued
     expenses                        567,138      521,870
Net cash (used in) provided by
  operating activities              (319,579)     164,117

Investing activities:
  Capital expenditures               (82,506)    (59,172)
  Net maturities of investment
   securities                                    179,379
  Prepaid acquisition costs         (165,968)          0
Net cash (used in) provided by
 investing activities               (248,474)    120,207

Financing activities:
  Proceeds from notes receivable
     issued for common stock       2,073,562     105,960
  Short-term margin loan on
   securities                                   (139,268)
Cash received for stock options
 and warrants issued and exercised    99,927
  Issuance of notes receivable       (37,000)    (51,000)
 Net cash provided by (used in)
  financing activities             2,136,489     (84,308)

Net increase in cash               1,568,436     200,016

Cash at beginning of period          392,712     103,144

Cash at end of period             $1,961,148    $303,160

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Reclassification of evaluation
inventory units to property
                                     $88,372
Discount on redemption of note
 receivable                          $44,274
  for common stock

See Notes to Consolidated Financial Statements


                         BOATRACS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements as of and for the six months ended June 30, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

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

MED is a Mississippi-based provider of software applications and service solutions to the marine industry. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of MED are included in the consolidated balance sheet of June 30, 1998 and December 31, 1997. The results of MED's operations from the date of the acquisition to December 31, 1997 were not significant.

A deposit of $500,000 has been placed in escrow pursuant to a letter of intent to acquire Enerdyne Technologies, Inc. The acquisition was finalized on July 7, 1998. (See "Subsequent
Events").

NOTE 3 - NET EARNINGS PER SHARE

The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. For the quarter ended June 30, 1998 and 1997 and the six months ended June 30, 1997 the Company reported a net loss and therefore the incremental shares issuable upon the exercise of stock options and warrants were not used as they were anti-dilutive.

NOTE 4 - BALANCE SHEET DETAILS
                               June 30,         December 31,
                                1998                1997

                             (Unaudited)

Accounts Receivable           $1,428,124         $ 949,874
    Less allowance for
     doubtful accounts            33,000            12,864
                              $1,395,124          $937,010
Property - at cost:
   Computers and equipment      $543,475          $372,597
        Less accumulated
         depreciation            220,883           148,734
                                $322,592          $223,863

Goodwill                        $845,000          $845,000
 Less amortization                56,333            14,083
                                $788,667          $830,917

Depreciation expense was $72,149 for the six months ended June 30, 1998 and $62,768 for the year ended December 31, 1997. Amortization expense was $42,250 for the six months ended June 30, 1998 and $14,083 for the year ended December 31, 1997.

NOTE 5 - NOTES RECEIVABLE

Canadian Company - The Company has a demand note receivable agreement with a Canadian company that provides for periodic advances. Outstanding advances on the note bear interest at 9.0% and are due on demand. Advances on the note totaled $347,463 and $310,463 at June 30, 1998 and December 31, 1997, respectively. The note receivable was classified as long-term based upon the Company's intent not to request payment prior to July 1, 1999.

In September 1996, the Company entered into a Joint Venture agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the BOATRACS system, and any related business in certain specified Canadian territory. Under the Joint Venture agreement, the Company was granted an option to purchase 3,100 of the 5,100 outstanding shares of the Canadian company from OceanTrac Systems LTD, the sole shareholder, for a price of U.S. $6.12 per share. The Company also received a warrant to purchase an additional 4,900 shares of the Canadian company for a price of U.S. $6.12 per share. On July 1 1998, the Company exercised both the option and warrant. (see "Subsequent Events").

Stockholder - On October 15,1997, the Company received a promissory note from an officer, director and shareholder of the Company in the amount of $1,930,915 with a rate of 5.77%. The note was issued in connection with a Restricted Stock Purchase Agreement of the same date for a total of 2,900,000 shares of the Company's stock. The note called for semi-annual installments with the final payment due on April 15, 2000. The principal balance at December 31, 1997 was $1,930,915. Accrued interest was $23,211 at December 31, 1997. During June 1998 the note and accrued interest was purchased by an outside party at a discount of $44,274, which was recorded as a deduction to the common stock originally issued.

NOTE 6 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 7%, of the Company's common stock. The shares were issued for a total consideration of $737,000, which is paid by providing discounts on future purchases of OmniTRACS equipment and data transmission and messaging from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the second quarter of 1998, a total of $87,970 in discounts had been earned which eliminated the receivable balance, compared to the second quarter of the prior year when $59,652 of discounts were earned reducing the receivable balance to $315,462.

NOTE 7 - SELLING STOCKHOLDER REGISTRATION WITH THE SECURITIES AND
EXCHANGE COMMISSION

On April 29, 1998, a Registration Statement on Form SB-2 was filed with the Securities & Exchange Commission ("Commission") which provides for registration of 5,370,070 shares of common stock on behalf of certain selling stockholders, including (1) QUALCOMM, Inc., the Company's sole supplier, (2) shares received by an officer and director in connection with a Restricted Stock Purchase Agreement, (3) warrants granted to two directors of the Company, (4) warrants granted to a Company consultant and (5) shares purchased by shareholders in private transactions. The Company did not receive any proceeds related directly to the Form SB-2. The Registration Statement is not yet effective and is currently under review by the Commission.

NOTE 8 - STOCK OPTIONS

Under the amended 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At June 30, 1998, there were 1,143,300 options outstanding.

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

NOTE 9 - SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees may contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary
contribution is determined each year by the Company.   As of the
quarter ended June 30, 1998, the Company elected not to contribute to the Plan.

NOTE 10 - SUBSEQUENT EVENTS

Canadian Acquisition

On July 1, 1998, the Company exercised both its option and warrant to purchase the Company's Joint Venture partner in Canada, by exercising 8,000 shares of the 10,000 shares issued and outstanding for a $48,960 reduction of the outstanding advances on a $347,463 note receivable. Simultaneously, OceanTracs Systems LTD shareholders agreed to convey the remaining 2,000 shares of the Canadian company and the assets of OceanTracs Systems to the Company for consideration of 5,000 shares of the Company's stock valued at $4.75 per share. The Canadian company is now a wholly owned subsidiary of the Company. The acquisition has been accounted for as a purchase, and allocation of the purchase price is being finalized.

Enerdyne Acquisition

On July 7, 1998, the Company acquired all of the outstanding shares of Enerdyne Technologies, Inc. ("ET, Inc.") a California corporation who provides versatile, high performance digital video compression products to the government and commercial markets. The acquisition was effected by means of a merger whereby Enerdyne was merged with and into the Company's wholly owned subsidiary, Boatracs Acquisition, Inc., a California corporation. Boatracs Acquisition has changed its name to Enerdyne Technologies, Inc.

Pursuant to the terms of the Merger Agreement, the consideration paid to the selling shareholders consisted of an aggregate of:
(i) $1,953,800 in cash, (ii) $7,815,200 principal amount of senior promissory notes payable on July 7, 1999 and bearing interest at 8.5% per annum ("Senior Notes"), (iii) $1,953,800 principal amount of subordinated promissory notes ("Subordinated Notes") with specified minimum annual payments and any remaining amounts payable June 30, 2002 and bearing interest at 8.5% per annum, (iv) 2,930,700 shares of Common Stock of the Company and
(v) warrants expiring on June 30, 2002 to purchase 488,450 shares of Common Stock of the Company at a purchase price of $2.00 per share. Subject to terms and conditions, the Senior Notes are secured by all the assets of ET, Inc. Additionally, two of the Company's directors, officers and significant shareholders each severally guaranteed one-third of the unpaid principal of the Senior Notes as of July 7, 1999. The Company also agreed to satisfy the obligations of ET, Inc. regarding payments to its financial advisors through delivery of $46,200 in cash, $184,800 of Senior Notes, $46,200 of Subordinated Notes, 69,300 shares of Common Stock and Warrants for the purchase 11,550 shares of Common Stock. The allocation of the purchase price is being finalized.


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

For the three months ended June 30, 1998 and 1997

Total revenues for the quarter ended June 30, 1998, were $2,069,928 an increase of $788,389 or 61.5% as compared to total revenues of $1,281,539 for the quarter ended June 30, 1997.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems, related software and revenues from MED Associates, Inc. ("MED") were $1,168,573 or 56.5% of total revenues, an increase of $533,049 or 83.9% compared to $635,524 or 49.6% of total revenues in the second quarter of 1997. The increase in communication systems revenues compared to the same period of the prior year, primarily reflects increased sales of communication units to vessels in the United States, an increase in software revenues, and revenues from MED which the Company acquired in November, 1997 (see Note 2). The increase was partially offset by a decrease in the sale of communications units in Europe and Canada in the second quarter of 1998 compared to the same period of 1997. Data transmission and messaging revenues were $901,355 or 43.5% of total revenues, an increase of $255,340 or 39.5% compared to $646,015 or 50.4% of total revenues in the second quarter of 1997. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels.

Communications systems expenses were $738,208 or 63.2% of communications systems revenues for the quarter ended June 30, 1998, an increase of $318,639 or 75.9%, compared to $419,569 which represented 66.0% of communications systems revenues in the corresponding quarter of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The increase in the gross margin on communication systems revenues primarily reflects a decrease in price from the Company's supplier in June, 1997 with an additional promotional discount in the second quarter of 1998 and additional sales of software with higher gross margins. The increase was partially offset by an increase in sales to dealers at discounted prices. Data transmission and messaging expenses were $511,646 or 56.8% of data transmission and messaging revenues for the quarter ended June 30, 1998, an increase of $175,243 or 52.1%, compared to $336,403 which represented 52.1% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in the gross margin on data transmission and messaging revenues is due to credits given to customers for miscellaneous testing and a change in the customer mix as a result of additional fishing customers in the United States. In addition, messaging customers have increased in the European and Canadian markets which have a lower gross margin.

Selling, general and administrative expenses were $917,742 or 44.3% of total revenues for the quarter ended June 30, 1998, an increase of $321,299 or 53.9%, compared to $596,443 or 46.5% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to increases in salary expenses due to additional employees, amortization of goodwill on the acquisition of MED, increase in legal and accounting expenses due to an acquisition and a lawsuit (see "Legal"), an increase in European travel, general office expenses and rent due to an office relocation, and operating expenses of MED. In addition, certain European evaluation inventory units were reclassified to property in the amount of $88,372 which increased depreciation expense. Software development costs are written off as incurred.

Interest income of $4,922 in the quarter ended June 30, 1998, represents interest earned on a deposit in escrow for the purchase of Enerdyne which was completed in July 1998. This represents an increase of $2,397 or 94.9% compared to $2,525 in the prior year which represented interest earned on investments..

For the six months ended June 30, 1998 and 1997

Total revenues for the six months ended June 30, 1998 were
$4,064,708 an increase of $1,651,926       or 68.5% as compared
to total revenues of $2,412,782 for the six months ended June 30, 1997.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems, related software and revenues from MED Associates, Inc. ("MED") were $2,352,611 or 57.9% of total revenues, an increase of $1,217,263 or 107.2% compared to $1,135,348 or 47.1% of total revenues in the first six months of 1997. The increase in communication systems revenues compared to the same period in the prior year, primarily reflects increased sales of communication units to vessels in the United States, an increase in software revenues and the income from MED which the Company acquired in November, 1997 (see note 2). The increase was partially offset by a decrease in the sale of communications units in Europe and Canada in the first six months of 1998 compared to the same period in 1997. Data transmission and messaging revenues were $1,712,097 or 42.1% of total revenues, an increase of $434,663 or 34.0% compared to $1,277,434 or 52.9% of total revenues in the comparable six months of 1997. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels.

Communications systems expenses were $1,489,672 or 63.3% of communications systems revenues for the six months ended June 30, 1998, an increase of $734,289 or 97.2% compared to $755,383 which represented 66.5% of communications systems revenues in the corresponding quarter of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems. The increase in the gross margin in communications systems revenues primarily reflects a decrease in price from the Company's supplier in June 1997 and an additional promotional discount in the second quarter of 1998, offset by an increase in sales to dealers at discounted prices. Data transmission and messaging expenses were $957,373 or 55.9% of data transmission and messaging revenues for the six months ended June 30, 1998, an increase of $310,593 or 48.0% compared to $646,780 which represented 50.6% of data transmission and messaging revenues in the corresponding six months of 1997.
The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in gross margin in data transmission and messaging revenues is due to a continuing change in the customer mix in the United States and credits given to customers for miscellaneous testing. In addition, messaging customers have increased in the European and Canadian markets which have a lower gross margin.

Selling, general and administrative expenses were $1,618,106 or 39.8% of total revenues for the six months ended June 30, 1998, an increase of $417,746 or 34.8% compared to $1,200,360 or 49.8%
of total revenues in the corresponding six months of 1997. The increase dollar amount is primarily attributable to increases in salary expenses due to additional employees, amortization of goodwill on the acquisition of MED, general office expenses, operating expenses of MED, and an increase in legal expenses due to an acquisition and a pending legal suit (see Item 1-Legal Proceedings). In addition, certain European evaluation inventory units were reclassified to property in the amount of $88,372 which increased depreciation expense. Software development costs are written off as incurred.

Interest income of $38,117 in the six months ended June 30, 1998, represents interest earned on a promissory note which was repaid during June 1998. This represents an increase of $31,924 or 515.5% compared to $6,193 in the prior year which represented interest earned on investments.

Liquidity and Capital Resources

The Company's cash balance at June 30, 1998, was $1,961,148, an increase of $1,568,436 compared to the December 31, 1997 cash balance of $392,712. At June 30, 1998, working capital was $1,973,692 an increase of $1,951,716 from the working capital of $21,976 at December 31, 1997. Cash of $319,579 was used in operating activities, cash of $248,474 was used in investing activities and cash of $2,136,489 was provided by financing activities in the first six months of 1998. Net accounts receivable increased $458,114 to $1,395,124 at June 30, 1998, compared to $937,010 at December 31, 1997, due to increased sales in communications systems and data transmission and messaging revenues in the current periods. Inventory decreased $118,519 at June 30, 1998, compared to December 31, 1997, due to sales of communications systems from inventory and a reclassification of European inventory to property in the amount of $88,372. Deposit in escrow in the amount of $500,000 at June 30, 1998, relates to a deposit pursuant to a letter of intent with Enerdyne Technologies, Inc. ("Enerdyne") (see Note 2 and "Subsequent Events"). Prepaid expenses and other assets increased by $110,823 primarily due to additional prepaid expenses. Acquisition costs in the amount of $165,968 relates to the acquisition of Enerdyne (see "Subsequent Event"). Notes receivable increased $37,000 at June 30, 1998, compared to December 31, 1997, due to monies loaned in connection with a promissory note to a Canadian Company (see note 5 and "Subsequent Events").

Accounts payable increased $337,804 at June 30, 1998, compared to December 31, 1997, primarily due to an increase of payables due the supplier of BOATRACS communications and messaging systems as sales and expenses have increased. Accrued expenses increased $229,334 to $494,610 from $265,276 at December 31, 1997 due primarily to increased legal and accounting accruals relating to acquisition operating costs including office related and personnel expenses. Notes receivable for common stock issued decreased to zero from $2,117,836. These notes receivable for common stock consist of a Promissory Note from an officer and major shareholder of the Company, and an agreement with the major supplier of the Company. During the six months ended June 30, 1998, the Promissory Note was sold to an outside party at a discount of $44,274, which was recorded as a deduction to common stock. The remainder of notes receivable were decreased by discounts received on purchases of equipment and data transmission and messaging in accordance with the agreement with the major supplier.

The Company anticipates making capital expenditures in excess of $150,000 during 1998 (other than cash for acquisitions) primarily on computer and office equipment, including office furniture and equipment for new office space which the Company relocated to during July 1998. This amount excludes any capital expenditures which may result from the acquisition of Enerdyne Technologies, Inc. ("Enerdyne"). ("See Subsequent Events").

To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of additional funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected. (see "Subsequent Events").

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On April 9, 1998, the Company filed a complaint in the United States District Court (Southern District of California) against Seacor Marine, Inc. ("Seacor") and Globe Wireless, Inc. ("Globe") seeking damages and injunctive relief for copyright infringement, unfair competition and declaratory relief arising from the alleged infringement of the Company's copyright in certain intellectual property. Such intellectual property formed part of the assets acquired from MED Associates, Inc. ("MED"), see Note
2. In apparent response to the Company's lawsuit, on May 8, 1998, Seacor and Globe filed a lawsuit in the District Court of Harris County, Texas against the Company, Summerwood, Inc. and Charles J. Drobny, Jr. asserting causes of action and seeking damages and injunctive relief for misappropriation of trade secrets, misappropriation of confidential business information, conversion, breach of contract and unfair competition. Such lawsuit appears to have been filed solely in response to the Company's lawsuit and appears to allege acts and/or omissions (all of which are denied) by MED and its chief executive officer. There does not appear to be a meritorious basis for the causes of action alleged against the Company. However, no discovery has yet been conducted and an evaluation of the likely outcome of lawsuits is premature.

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 11, 1998, the Company held the Annual Meeting of
Shareholders at the Qualcomm, Inc. auditorium, San Diego,
California.

The following directors were elected:
                              FOR            AGAINST
Michael Silverman      13,599,856             801
Jon Gilbert            13,599,856             801
Annette Friskopp       13,599,894             763
Giles Bateman          13,599,894             763
Luis Maizel            13,599,894             763
Mitchell Lynn          13,599,894             763
Julius Trump           13,599,894             763

The following proposal was adopted at the meeting:

An amendment to the BOATRACS, Inc. 1996 Stock Option Plan increasing the number of available shares to 2,000,000.

For:           Against:       Abstain:       Non -Vote

11,185,830     15,865           1,958          4,637,724

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Item:
(a)(1)          Exhibit 11 - Computation of Net Earnings per
share
          (filed herewith).
2.1  Agreement and Plan of Reorganization dated July 7, 1998, by and between Boatracs, Inc. a California corporation, Enerdyne Technologies, Inc., a California corporation, Boatracs Acquisition, Inc., a California corporation and Scott T. Boden and Irene Shinsato. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on July 22, 1998.
10.1(a)   Employment Agreement dated July 7, 1998 between Scott
          T. Boden and Enerdyne Technologies, Inc. a California Corporation. Incorporated by reference to Exhibit
          10.1(a) to the Company's Form 8-K filed with the
          Commission on July 22, 1998.
10.1(b)   Option Agreement dated July 7, 1998 between Scott T.
          Boden and Boatracs, Inc., a California corporation.
          Incorporated by reference to Exhibit 10.1(b) to the
          Company's Form 8-K filed with the Commission on July
          22, 1998.
10.2(a)   Employment Agreement dated July 7, 1998 between Irene
          Shinsato and Enerdyne Technologies, Inc., a California corporation. Incorporated by reference to Exhibit
          10.2(a) to the Company's Form 8-K filed with the
          Commission on July 22, 1998.
10.2(b)   Option Agreement dated July 7, 1998 between Irene
          Shinsato and Boatracs, Inc., a   the Commission on
          July 22, 1998.













                           SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                              BOATRACS, Inc.
                              Registrant


August 12,  1998                 /s/ MICHAEL SILVERMAN
Date                                 MICHAEL SILVERMAN
                                     CHAIRMAN OF THE BOARD


August 12, 1998                  /s/ CURT MCLELAND
Date                                 CURT MCLELAND
                                     CHIEF FINANCIAL OFFICER