Form 10-Q/A
period 1998-06-30
BOATRACS INC /CA/
filed 1998-08-13
CIK 700941

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

Liquidity and Capital Resources

The Company's cash balance at June 30, 1998, was $1,961,148, an increase of $1,568,436 compared to the December 31, 1997 cash balance of $392,712. At June 30, 1998, working capital was $1,973,692 an increase of $1,951,716 from the working capital of $21,976 at December 31, 1997. Cash of $319,579 was used in operating activities, cash of $248,474 was used in investing activities and cash of $2,136,489 was provided by financing activities in the first six months of 1998. Net accounts receivable increased $458,114 to $1,395,124 at June 30, 1998, compared to $937,010 at December 31, 1997, due to increased sales in communications systems and data transmission and messaging revenues in the current periods. Inventory decreased $118,519 at June 30, 1998, compared to December 31, 1997, due to sales of communications systems from inventory and a reclassification of European inventory to property in the amount of $88,372. Deposit in escrow in the amount of $500,000 at June 30, 1998, relates to a deposit pursuant to a letter of intent with Enerdyne Technologies, Inc. ("Enerdyne") (see Note 2 and "Subsequent Events"). Prepaid expenses and other assets increased by $110,823 primarily due to a deposit paid on new office space. Acquisition costs in the amount of $165,968 relates to the acquisition of Enerdyne (see "Subsequent Event"). Notes receivable increased $37,000 at June 30, 1998, compared to December 31, 1997, due to monies loaned in connection with a promissory note to a Canadian Company (see note 5 and "Subsequent Events").

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