Form 10QSB
period 1998-09-30
BOATRACS INC /CA/
filed 1998-11-16
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

        X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1998

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

APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,889,032 shares of common stock as of November 10, 1998.

Transitional Small Business Disclosure Format (check one): Yes  __    No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                              Three months Ended         Nine months Ended
                                 September 30,              September 30,
                                1998       1997          1998        1997
REVENUES:
Communications system         $881,543   $788,844     $3,234,154  $1,924,192

Data transmission and
 messaging                    1,039,488   678,414      2,751,585   1,955,847
Video compression             1,383,951         0      1,383,951           0
                              _________ _________      _________   _________
TOTAL REVENUES                3,304,982 1,467,258      7,369,690   3,880,039
                              --------- ---------      ---------   ---------

COSTS AND EXPENSES:
Communications systems          535,106   459,022      2,024,778   1,214,405
Data transmission and messaging 508,243   338,772      1,465,616     985,552
Video compression               386,798                  386,798
Selling, general and
 administrative               1,483,927   647,547      3,102,033   1,847,908
                              ---------   -------      ---------   ---------
        TOTAL COSTS AND
            EXPENSES          2,914,074 1,445,341      6,979,225   4,047,865
                              --------- ---------      ---------   ---------

INCOME (LOSS) FROM OPERATIONS   390,908    21,917        390,465    (167,826)
Interest income                   2,913     3,109         41,030       9,303
Interest expense               (201,556)        0       (201,556)     (2,060)
                                -------         -        -------       -----
INCOME BEFORE TAXES             192,265    25,026        229,939    (160,583)
Income tax benefit              103,846         0        103,846           0
                                -------         -        -------           -
NET INCOME (LOSS)              $296,111   $25,026       $333,785   ($160,583)
                                -------    ------        -------     -------
BASIC EARNINGS PER
    COMMON SHARE                   $.02      $.00           $.02       ($.01)

DILUTIVE EARNINGS PER
    COMMON SHARE                   $.01      $.00           $.02         N/A

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING         18,690,838 12,604,093    16,809,691  12,602,911

Dilutive effect of:
Employee stock  options       1,049,316    572,185       702,536         N/A

Warrants                        473,148     25,000       215,117         N/A

Weighted average of common
shares outstanding assuming
dilution                     20,213,302 13,201,278    17,727,344      N/A

See Notes to Consolidated Financial Statements

BOATRACS, INC.
CONSOLIDATED BALANCE SHEETS
                                   September 30,   December 31,
ASSETS                                 1998           1997
                                    (Unaudited)

CURRENT ASSETS:
  Cash                               $471,873       $392,712
  Accounts receivable - net         2,640,221        937,010
  Inventories	633,893	234,092
  Prepaid expenses and other assets   270,780        107,435
                                      -------        -------
       TOTAL CURRENT ASSETS         4,016,767      1,671,249

PROPERTY - net                        757,143        223,863

PATENT - net                       17,740,384
NOTES RECEIVABLE                                     310,463
GOODWILL - net                     11,550,847        830,917
                                   ----------        -------
TOTAL                             $34,065,141     $3,036,492
                                   ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                 $1,446,713     $1,133,997
  Accrued expenses                    740,581        265,276
  Notes payable                     8,166,500
  Acquisition cost payable            250,000        250,000
                                      -------        -------
        TOTAL CURRENT LIABILITIES  10,603,794      1,649,273
                                                   ---------
Notes payable                       1,833,500
Deferred tax liability              7,130,084
                                    ---------
        TOTAL LIABILITIES          19,567,378
STOCKHOLDERS' EQUITY:              ----------
  Preferred stock, no par value;
   1,000,000 shares authorized,
   no shares issued
  Common stock, no par value;
   100,000,000 shares authorized,
    18,887,532 and 15,806,977
    shares issued and outstanding
    in 1998 and 1997, respectively 17,608,167      6,949,244
Notes receivable for common stock
 issued                                           (2,117,836)
Accumulated deficit                (3,110,404)    (3,444,189)
                                    ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY  14,497,763      1,387,219
                                   ----------      ---------
TOTAL                             $34,065,141     $3,036,492
                                   ==========      =========

See Notes to Consolidated Financial Statements

BOATRACS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          Nine months ended September 30,
                                                1998           1997

Operating activities:
Net income (loss)                             $333,785      ($160,583)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
   activities:
    Amortization of deferred taxes            (103,846)
    Depreciation and amortization              628,643         40,440
    Write-off of equipment                                      4,264
Changes in assets and liabilities:
    Accounts receivable, net                (1,703,211)      (154,058)
    Inventories                               (488,173)       (38,022)
    Prepaid expenses and other assets         (163,345)         1,486
    Accounts payable and accrued expenses      788,021        315,572
                                                -------       -------
Net cash (used in) provided by operating
 activities                                    (708,126)        9,099

Investing activities:
  Net cash paid in acquisitions              (1,104,665)
  Capital expenditures                         (244,537)      (62,143)
  Net maturities of investment securities             0       425,852
 Net cash (used in) provided by investing
  activities                                 (1,349,202)      363,709

Financing activities:
  Proceeds from notes receivable
     issued for common stock                  2,073,562       163,764
  Short-term margin loan on securities                       (139,268)
Cash received for stock options and warrants
   issued and exercised                          99,927         2,000
  Payments on long-term debt                                  (35,000)
  Issuance of notes receivable                  (37,000)      (74,000)
                                                 ------        ------
 Net cash provided by (used in) financing
  activities                                  2,136,489       (82,504)
                                              ---------        ------
Net increase in cash                             79,161       290,304

Cash at beginning of period                     392,712       103,144
                                                -------       -------
Cash at end of period                          $471,873      $393,448
SUPPLEMENTAL DISCLOSURE OF NON-CASH             =======       =======
INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable                   $10,000,000
Common stock issued in acquisitions         $10,558,996
Reclassification of evaluation inventory
 units to property                              $88,372
Discount on redemption of note receivable	$44,274
  for common stock

See Notes to Consolidated Financial Statements

BOATRACS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements as of and for the nine months ended September 30, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

NOTE 2 - ACQUISITIONS

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

MED is a Mississippi-based provider of software applications and service solutions to the marine industry. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of MED are included in the consolidated balance sheet of Septemer 30, 1998 and December 31, 1997. The results of MED's operations from the date of the acquisition to December 31, 1997 were not significant.

On July 7, 1998, the Company purchased Enerdyne Technologies, Inc. ("Enerdyne"), a provider of versatile, high performance digital video compression products to the government and commercial markets. The purchase agreement was amended in November, 1998. Enerdyne, formed in 1984, is located in Santee, California. The acquisition price of $22.6 million was paid for by a combination of cash, common stock and notes payable. Goodwill of approximately $10.3 million was recorded and will be amortized over 16 years. A patent was acquired as part of the purchase and recorded in the amount of $18,000,000 and will be amortized over 16 years. The two shareholders of Enerdyne signed employment contracts with the Company.

Effective July 1, 1998, the Company acquired all of the outstanding shares in OceanTrac Inc., a Canadian corporation ("OceanTrac"). The acquisition was effected by the exercise of the Company's rights under a Joint Venture Agreement entered into among the Company, OceanTrac and OceanTrac Systems Limited, ("Systems"), a Nova Scotia corporation, during 1996. In addition, the Company purchased all of the assets of Systems for consideration of 5,000 shares of the Company's common stock. The acquisition of OceanTrac and Systems resulted in recording of intangibles in the amount of approximately $388,000 which will be amortized by the Company over ten years.

NOTE 3 - NET EARNINGS PER SHARE-

The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. For the nine months ended September 30, 1997 the Company reported a net loss and therefore the incremental shares issuable upon the exercise of stock options and warrants were not used as they were anti-dilutive.


NOTE 4 - BALANCE SHEET DETAILS
                                   September 30,      December 31,
                                       1998               1997

                                    (Unaudited)

Accounts Receivable                 $2,657,066         $ 949,874
    Less allowance for doubtful
     accounts                           16,845            12,864
                                        ------            ------
                                    $2,640,221          $937,010
                                    ----------           -------
Inventories:
    Raw materials                     $398,536
    Work in process                    108,084
    Finished goods                     127,273          $234,092
                                       -------           -------
                                      $633,893          $234,092
                                       -------           -------
Property - at cost:
   Computers and equipment          $1,047,521          $372,597
        Less accumulated depreciation  290,378           148,734
                                       -------           -------
                                      $757,143          $223,863
                                       -------           -------
Patent                             $18,000,000
  Less amortization                    259,616
                                       -------
                                   $17,740,384
                                    ----------

Goodwill                           $11,792,313         $845,000
  Less amortization                    241,466           14,083
                                       -------           ------
                                   $11,550,847         $830,917
                                    ----------          -------

Depreciation expense was $141,345 for the nine months ended September 30, 1998 and $62,768 for the year ended December 31, 1997. Amortization expense was $487,297 for the nine months ended September 30, 1998 and $14,083 for the year ended December 31, 1997.

NOTE 5 - NOTES RECEIVABLE

Canadian Company - The Company had a demand note receivable agreement with a Canadian company that provides for periodic advances. Outstanding advances on the note bore interest at 9.0% and were due on demand. The balance of the note at September 30, 1998 was zero as the Company acquired the Canadian company in July 1998. (see note 2 - Acquisitions). Advances on the note totaled $310,463 at December 31, 1997.

In September 1996, the Company entered into a Joint Venture agreement with the Canadian company whereby the Canadian company, through its subsidiary, will act as the sole representative for marketing, distribution and sale of the BOATRACS system, and any related business in certain specified Canadian territory. Under the Joint Venture agreement, the Company was granted an option to purchase 3,100 of the 5,100 outstanding shares of the Canadian company from OceanTrac Systems LTD, the sole shareholder, for a price of U.S. $6.12 per share. The Company also received a warrant to purchase an additional 4,900 shares of the Canadian company for a price of U.S. $6.12 per share. On July 1 1998, the Company exercised both the option and warrant. (see note 2 - Acquisitions).

Stockholder - On October 15,1997, the Company received a promissory note from an officer, director and shareholder of the Company in the amount of $1,930,915 with a rate of 5.77%. The note was issued in connection with a Restricted Stock Purchase Agreement of the same date for a total of 2,900,000 shares of the Company's stock. The note called for semi-annual installments with the final payment due on April 15, 2000. The principal balance at December 31, 1997 was $1,930,915. Accrued interest was $23,211 at December 31, 1997. During June 1998 the note and accrued interest were purchased by an outside party at a discount of $44,274, which was recorded as a deduction to the common stock originally issued.

NOTE 6 - NOTES PAYABLE

In connection with the acquisition of Enerdyne on July 7, 1998 (see note 2), the Company issued two notes payable in the total amount of $10,000,000 to the previous owners and their investment bankers . Notes in the amount of $8,000,000 are senior promissory notes payable on July 7, 1999 and bearing interest at 8.5% per annum. The other notes are subordinated promissory notes in the amount of $2,000,000 with specified minimum annual payments and any remaining amounts payable June 31, 2002 and bearing interest at 8.5% per annum. The current portion of the subordinated promissory note is $166,500.

A First Amendment to The Agreement And Plan of Reorganization ("Amendment") was executed effective July 7, 1998. The Amendment provides that if at least 50% of the principal amount due under the certain Senior Promissory Notes (defined in the Agreement and Plan of Reorganization) payable to the former shareholders of Enerdyne (the "Former Shareholders") then: (a) the Non-statutory Stock Option Agreement between the Company and the Former Shareholders is amended by increasing, in accordance with specified formulas, the number of option shares and the exercise price; (b) the Guaranty in favor of the Former Shareholders executed by two of the Company's directors, officers and principal shareholders is amended. If the prepayment is not made in accordance with the Amendment, the Company will issue 500,000 options to each of the Former Shareholders at an exercise price of $2.00 per share.

NOTE 7 - AGREEMENTS WITH QUALCOMM INCORPORATED

On March 31, 1995, the Company entered into a Subscription Agreement and an Amendment (#6) to the License and Distribution Agreement with QUALCOMM Incorporated, the Company's supplier of OmniTRACS Satellite-based communications and tracking equipment. Through these two agreements QUALCOMM acquired 1,112,265 shares, or approximately 7%, of the Company's common stock. The shares were issued for a total consideration of $737,000, which is paid by providing discounts on future purchases of OmniTRACS equipment and data transmission and messaging from QUALCOMM. The transaction was recorded as a note receivable for shares issued which is reduced as discounts are earned. During the second quarter of 1998, the final discount was earned which eliminated the receivable balance, compared to the third quarter of the prior year when $57,804 of discounts were earned reducing the receivable balance to $257,658.

NOTE 8 - SELLING STOCKHOLDER REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION

On April 29, 1998, a Registration Statement on Form SB-2 was filed with the Securities & Exchange Commission ("Commission") which provides for registration of 5,370,070 shares (later revised to 9,900,070) of common stock on behalf of certain selling stockholders, including (1) QUALCOMM, Inc., the Company's sole supplier, (2) shares received by an officer and director in connection with a Restricted Stock Purchase Agreement, (3) warrants granted to two directors of the Company, (4) warrants granted to a Company consultant and
(5) shares purchased by shareholders in private transactions. The Company did not receive any proceeds related directly to the Form SB-2. The Registration Statement is not yet effective and is currently under review by the Commission.

NOTE 9 - STOCK OPTIONS

Under the amended 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At September 30, 1998, there were 1,319,800 options under the plan outstanding.

Pursuant to the acquisition agreement as amended with Enerdyne (see note 2), the Company has a contingency to issue additional options to former Enerdyne shareholders. (see note 6),

NOTE 10 - SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees may contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution is determined each year by the Company. As of the quarter ended September 30, 1998, the Company elected not to contribute to the Plan.



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

On July 7, 1998, the Company purchased Enerdyne Technologies, Inc., ("Enerdyne"),a provider of versatile, high performance digital video compression products to the government and commercial markets. Enerdyne, formed in 1984, is located in Santee, California.

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

For the three months ended September 30, 1998 and 1997

Total revenues for the quarter ended September 30, 1998, were $3,304,982 an increase of $1,837,724 or 125.3% as compared to total revenues of $1,467,258 for the quarter ended September 30, 1997.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems, related software and revenues from MED Associates, Inc. ("MED") were $881,543 or 26.7% of total revenues, an increase of $92,699 or 11.8% compared to $788,844 or 53.8% of total revenues in the third quarter of 1997. The increase in communication systems revenues compared to the same period of the prior year, primarily reflects increased software revenues in the amount of $240,348 from MED which the Company acquired in November, 1997 (see Note 2). The increase was offset by a decrease in the sale of communications units in Europe and Canada in the third quarter of 1998 compared to the same period of 1997 in the amount of $222,734. Data transmission and messaging revenues were $1,039,488 or 31.5% of total revenues, an increase of $361,074 or 53.2% compared to $678,414 or 46.2% of total revenues in the third quarter of 1997. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels. Video compression revenues which are revenues from Enerdyne which the Company acquired on July 7, 1998, (see note 2) were $1,383,951 or 41.9% of total revenues.

Communications systems expenses were $535,106 or 60.7% of communications systems revenues for the quarter ended September 30, 1998, an increase of $76,084 or 16.6%, compared to $459,022 which represented 58.2% of communications systems revenues in the corresponding quarter of the prior year. The dollar increase in expenses primarily reflects the increase in software sales of MED. Data transmission and messaging expenses were $508,243 or 48.9% of data transmission and messaging revenues for the quarter ended September 30, 1998, an increase of $169,471 or 50.0%, compared to $338,772 which represented 49.9% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered for transmission and messaging activities due to the greater number of BOATRACS systems installed on vessels. The gross margin in the third quarter of 1998 was unchanged from the same quarter of the prior year. Video compression expenses were $386,798 in the third quarter which was 28.0% of video compression revenues.

Selling, general and administrative expenses were $1,483,927 or 44.9% of total revenues for the quarter ended September 30, 1998, an increase of $836,380 or 129.2%, compared to $647,547 or 44.1% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to increases in operating expenses in connection with three acquisitions which the Company entered into since September 30, 1997. Salary expenses increased due to additional employees in the amount of $347,742, legal and accounting expenses increased by $63,599 and rent increased by $64,662 due to new corporate offices and additional offices due to the acquisitions. In addition, amortization of goodwill and patent was $445,048 in the third quarter of 1998. Depreciation increased by $53,948. Software development costs are written off as incurred.

Earnings before interest, taxes, depreciation and amortization for the quarter ended September 30,1998 were $905,151 compared to $37,164 in the third quarter of 1997.

Interest expense in the amount of $201,556 for the third quarter of 1998 represents interest on notes payable issued in connection with the acquisition of Enerdyne on July 7, 1998.

The income tax benefit recorded in the amount of $103,846 in the quarter ended September 30, 1998 represents the amortization of a temporary tax difference on the life of the Enerdyne patent.

For the nine months ended September 30, 1998 and 1997

Total revenues for the nine months ended September 30, 1998 were $7,369,690 an increase of $3,489,651 or 89.9% as compared to total revenues of $3,880,039 for the nine months ended September 30, 1997.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems, related software and revenues from MED Associates, Inc. ("MED") were $3,234,154 or 43.9% of total revenues, an increase of $1,309,962 or 68.1% compared to $1,924,192 or 49.6% of total revenues in the first nine months of 1997. The increase in communication systems revenues compared to the same period in the prior year, primarily reflects increased sales of communication units to vessels in the United States in the amount of $1.1 million, and an increase in software revenues due to the income of MED which the Company acquired in November, 1997 (see note 2). The increase was partially offset by a decrease in the sale of communications units in Europe and Canada in the amount of $640,136 in the first nine months of 1998 compared to the same period in 1997. Data transmission and messaging revenues were $2,751,585 or 37.3% of total revenues, an increase of $795,738 or 40.7% compared to $1,955,847 or 50.4% of total revenues in the comparable nine months of 1997. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels. Video compression revenues which are revenues from Enerdyne which the Company acquired on July 7, 1998, were $1,383,951 or 18.8% of total revenues

Communications systems expenses were $2,024,778 or 62.6% of communications systems revenues for the nine months ended September 30, 1998, an increase of $810,373 or 66.7% compared to $1,214,405 which represented 63.1% of communications systems revenues in the corresponding nine months of the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems and software expenses of MED. Gross margin for communications systems remained relatively unchanged at 37.4% for the nine months ended September 30, 1998 compared to a gross margin of 36.9% for the same period in the prior year. The margin for MED software (MED was acquired in the 4th quarter of 1997) for the nine months ended September 30, 1998 was 21% which was offset by the Canadian and European lower margin units sold in the comparable nine months of the prior year. Data transmission and messaging expenses were $1,465,616 or 53.3% of data transmission and messaging revenues for the nine months ended September 30, 1998, an increase of $480,064 or 48.7% compared to $985,552 which represented 50.4% of data transmission and messaging revenues in the corresponding nine months of 1997. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The decrease in gross margin in data transmission and messaging revenues is due to a continuing change in the customer mix in the United States and an increase in European and Canadian customers where the margin is lower.

Selling, general and administrative expenses were $3,102,033 or 42.1% of total revenues for the nine months ended September 30, 1998, an increase of $1,254,125 or 67.9% compared to $1,847,908 or 47.6% of total revenues in the corresponding nine months of 1997. The increase dollar amount is in part attributable to increases in operating expenses in connection with three acquisitions which the Company entered into since September 30, 1997. Increases include salary and related accruals in the amount of $680,913, legal and accounting expenses in the amount of $135,387 and rent in the amount of $92,432. These increased expenses were partially offset by a reduction in consulting fees in the amount of $105,098 and shareholder relations in the amount of $45,554. Included in selling, general and administrative expenses for the nine months ended September 30, 1998 is amortization in the amount of $487,297 relating to goodwill and the patent acquired in the Enerdyne acquisition. Depreciation expense for the nine months ended September 30, 1998 was $141,345 compared to $43,713 in the prior year. Software development costs are written off as incurred.

Earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, 1998 was $1,019,107 compared to a loss of $124,113 in the prior nine months in 1997.-

Interest income of $41,030 for the nine months ended September 30, 1998, primarily represents interest earned on a promissory note which was repaid during June 1998 . This represents an increase of $31,727 or 341.0% compared to $9,303 in the prior year which represented interest earned on investments.

The income tax benefit recorded in the amount of $103,846 for the nine months ended September 30, 1998 represents the amortization of a temporary tax difference on the life of the Enerdyne patent.

Liquidity and Capital Resources

The Company's cash balance at September 30, 1998, was $471,873, an increase of $79,161 compared to the December 31, 1997 cash balance of $392,712. At September 30, 1998, working capital was a negative $6,587,027 a decrease of $6,609,003 from the working capital of $21,976 at December 31, 1997. Cash of $708,126 was used in operating activities, cash of $1,349,202 was used in investing activities and cash of $2,136,489 was provided by financing activities in the first nine months of 1998.

The Company's liquidity was affected by $2 million paid for the acquisition of Enerdyne, partially financed by the collection of a $2 million receivable for stock issued during the nine months ended September 30, 1998 to a Company director and officer. As partial consideration for the acquisition of Enerdyne, the Company issued $10,000,000 of notes payable of which $8,000,000 are due and payable in July, 1999 carrying an interest rate of 8.5%. In addition the short term portion of subordinated notes in the total amount of $2,000,000 in the amount of $166,500 is due within the next twelve months.

The Company anticipates making capital expenditures in excess of $300,000 during 1998 (other than cash for acquisitions) primarily on computer and office equipment, including office furniture and equipment for new office space which the Company relocated to during July 1998. This amount excludes any capital expenditures which may result from the acquisition of Enerdyne Technologies, Inc. ("Enerdyne"). (See note 2).

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

Year 2000 Issues

In the operation of its business, the Company uses commercial computer software primarily purchased from or provided by independent software vendors. After an analysis of the Company's exposure to the impact of "year 2000 issues" (i.e. issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), the Company believes that such commercial software is already substantially year 2000 compliant, and that completion of year 2000 compliance should not have a material impact on the Company's business, operations or financial condition; however, the Company is still assessing the impact of the year 2000 issue.

The Company has performed an internal analysis and is in the process of finalizing a specific written plan to address the year 2000 issues for both internally developed products and products developed and manufactured by
Qualcomm.   Qualcomm has assured the Company that all the products supplied to
BOATRACS, Inc. during the course of the relationship and going forward will be
upgraded to ensure compliance with Year 2000 standards.   This assurance will
be at no charge to the Company or customers but the Company may be required to exchange certain chip sets of our customers at minimal cost.

For internally developed products, the upgrade process is in final testing phase and will be completed by the end of the current fiscal year.
Development costs associated with the upgrade have been included in operations as incurred. The Company's preliminary review shows that the potential future cost to complete the conversion is estimated at $20,000 and will also be included in operations as incurred.

The Company is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally or any suppliers or others with whom the Company does business in particular would also be likely to affect the Company. Failure of one or more of the supplier's computer products to be year 2000 compliant would have a material effect on the Company's business.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On April 9, 1998, the Company filed a complaint in the United States District Court, Southern District of California (the "California Action") against Seacor Marine, Inc. ("Seacor Marine") and Globe Wireless, Inc. ("Globe") seeking damages and injunctive relief for copyright infringement, unfair competition and declaratory relief arising from the alleged infringement of the Company's copyright registration No. TXU 799-101 (the "Boatracs Software"). The Company filed a motion to amend its complaint in the California Action to include Seacor Smit Inc. ("Seacor Smit") as a defendant in the California Action. The Boatracs Software formed part of the assets acquired from MED. On May 8, 1998, Seacor Marine and Globe filed a lawsuit in the District Court of Harris County, Texas (the "Texas Action") against the Company, Summerwood, Inc. and Charles J. Drobny, Jr. asserting causes of action and seeking damages and injunctive relief for misappropriation of trade secrets, misappropriation of confidential business information, conversion, breach of contract and unfair competition.

The Company has entered into a Compromise Settlement Agreement and Mutual Release (the "Agreement") with Seacor Marine, Seacor Smit and Globe. Under the terms of the agreement, Seacor Marine, Seacor Smit and Globe acknowledge the Company's ownership and title to the Boatracs Software are subject to certain terms and conditions specified in the Agreement. In addition, the Company has acknowledged and agreed to Globe's ownership and title to certain software programs known as GlobeOffshore subject to certain terms and conditions specified in the Agreement. Except for the obligations specified in the Agreement, the parties have agreed to release one another from any claims asserted by the parties in both the California and the Texas Action. The financial obligations of the Company in this matter are limited to legal fees of approximately $75,000.

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Inapplicable

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Item:
(a)(1)       Exhibit 11 - Computation of Net Earnings per share
             (filed herewith).

7 (a) Financial Statements of Business Acquired - Auditied Financial Statements of Enerdyne Technologies, Inc. for the periods ended March 31, 1998 and June 30, 1997. Incorporated by reference to 7
             (a) on the Company's Form 8-K/A filed with the Commission on August 14, 1998.

7 (b) Proforma Financial Information - Unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 1998 and for the twelve months ended December 31, 1997. Incorporated by reference to 7 (b) to the Company's Form 8-K/A filed with the Commission on August 14, 1998.

                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.





						BOATRACS, Inc.
						Registrant


November 14,  1998    	                 /s/ MICHAEL SILVERMAN
Date                                        MICHAEL SILVERMAN
                                            CHAIRMAN OF THE BOARD


November 14, 1998                        /s/ JON GILBERT
Date                                         JON GILBERT
                                             PRESIDENT AND  CHIEF
                                             EXECUTIVE OFFICER

November 14, 1998                        /s/ CURT MCLELAND
Date                                         CURT MCLELAND
                                             CHIEF FINANCIAL OFFICER








EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
(In thousands, except earnings per share data)




Basic and Diluted
Earnings per Share:

                                   Three Months ended   Nine Months ended
                                      September 30,       September 30,
                                    1998        1997      1998     1997


Net Income (Loss)                   $296        $25       $334    $(161)

Basic Earnings per
Common Share                        $.02       $.00       $.02    ($.01)

Diluted Earnings
per Common Share                    $.01       $.00       $.02      N/A

Weighted average common
    shares outstanding            18,691     12,604     16,810   12,603

Weighted average common
     shares outstanding
     assuming dilution            20,213     13,201     17,727     N/A