Form 10KSB
period 1998-12-31
BOATRACS INC /CA/
filed 1999-03-30
CIK 700941

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                     FORM 10-KSB

    [x]    ANNUAL REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE SECURITIES
                                             EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
                                            -----------------

                                                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

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

   10675 Sorrento Valley Rd., Suite 200, San Diego, CA
                                                                 92121
   (Address of principal executive offices)                     (Zip Code)

           Registrant's telephone number, including area code: (619) 657-0100


              Securities registered pursuant to Section 12(b) of the Act
                                                      COMMON STOCK
                                                  (Title of Class)

   Check  whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              |X|Yes   No

    Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
    10-KSB.  [X]

   State issuer's revenues for its most recent fiscal year:    $10,173,320

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1999, was $14,430,821 *

                                           (ISSUERS INVOLVED IN BANKRUPTCY
                                       PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or
         15(d) of the Exchange Act after the distribution of securities
         under a plan confirmed by a court.    |X|Yes No

         The number of shares outstanding of Registrant's common stock was 18,852,508 as of March 16, 1999.

                                         DOCUMENTS INCORPORATED BY REFERENCE

                                                        NONE

         Transitional Small Business Disclosure Format (Check one): Yes |X|No


   ----------------
   *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 16, 1999. Exclusion of such shares should not be construed to indicat that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                                       PART I

   ITEM 1.  DESCRIPTION OF BUSINESS

   Introduction

   The Company has two main business units:

   1.       BOATRACS, Inc. ("BOATRACS") and
   2.       Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned
                    subsidiary.
   BOATRACS

   BOATRACS' objectives include providing reliable and cost effective data communications systems for commercial marine applications. To achieve this objective, BOATRACS currently offers several satellite-based communications and tracking systems (the "Boatracs System") and integrated software solutions. In addition, BOATRACS or its wholly owned subsidiaries, BOATRACS (Europe) B.V. and Oceantracs, Ltd., offer similar services in Europe and Canada, respectively.

   BOATRACS' customer base is the commercial marine industry, which includes commercial fishermen, fuel transporters and the workboat industry of the inland waterways and coastal areas. The industry has demanding service requirements including mobility, positioning, durability, confidentiality and integrity of communications signals for the management of information. Such information includes vessel logs, supplies, wage information, and fuel and engine monitoring. The integration of this information directly into office computer systems is very important to the Company's customers. The Company's software includes tools for both the vessel and the office enabling the integration of this information. The Company also maintains a 24-hour network center providing personal message relaying services to its customers with fleets of vessels and to individual vessels.

   In order to meet industry demands, in November 1997, BOATRACS purchased certain assets of MED Associates, Inc. ("BOATRACS Gulfport") as a going concern. BOATRACS Gulfport is a Mississippi based provider of software applications and service solutions to the commercial maritime industry and oil companies.

   ENERDYNE

   On July 7, 1998, the Company acquired ENERDYNE, which was a privately held company located in Santee, California. ENERDYNE develops, builds and sells digital video compression equipment for the aerospace, military, intelligent transportation, government and commercial markets.

   ENERDYNE was formed in 1983 and initially focused on the development of proprietary solutions and protocol with the precision necessary to provide motion joint photographers expert group ("MJPEG") based real-time video compression technology for the United States military. ENERDYNE continues to develop innovative solutions delivering real-time compressed video for use in unique applications such as the downlink of multiple video signals from Space Shuttle Columbia flights, video transmission solutions for remotely controlled cranes, tanks and personnel carriers and unmanned airborne vehicles ("UAV"). ENERDYNE products have broad applications for other video surveillance markets. ENERDYNE has had success providing solutions for applications in intelligent transportation systems (ITS) and has developed a reputation for its traffic surveillance products.

   ENERDYNE's proprietary technology is based on digitizing the real-time video from the camera and transfer of the signal using its patented protocol between its encoder and decoder hardware which is built in its own facility. In its basic form the encoder takes an analog signal from a video source, digitizes it, and then compresses it for transmission. ENERDYNE's products use several compression methods including Joint Photographic Experts Group ("JPEG").

   The advantages of digital data with video is that it is easily multiplexed, can be encrypted and transmitted over many digital mediums. The transmission quality is not affected by the number of repeaters. Compression of the digital video allows a lower bandwidth utilization and therefore, can reduce costs.

   The Company derives revenue primarily from four sources:

         BOATRACS:
         1. Sales of satellite based communications equipment and software
            and  additional,   complementary   and/or  modified  equipment
            created or procured by the Company for maritime application.
         2. Data transmission and messaging charges.
         3. Software license fees and charges for custom software development solutions.
         ENERDYNE:
         4. Development and sales of video compression products.

   Background

   The Company was incorporated in California in 1982 under the name First National Corporation as a bank holding company. From 1982 to 1993, the Company provided, through its wholly owned subsidiaries, business and individual banking services and certain corporate trust services.

   On November 9, 1993, First National Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the "Bankruptcy Court").

   On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc. ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM (the "Merger"). The Merger was approved by the Bankruptcy Court. First National Corporation had no significant assets at the effective date of the Merger.

   Pursuant to the Merger, the Company, which was the surviving corporation, changed its corporate name to "BOATRACS, Inc."; the outstanding shares of Old BOATRACS were converted into the right to receive slightly less than 95% of the shares of common stock to be issued by the surviving corporation; and each of the outstanding shares of First National Corporation was converted into the right to receive 1/7 of one share of the common stock of the surviving corporation, with an aggregate of slightly more than 5% of the shares of common stock issued by the Company to be issued to the shareholders of First National Corporation prior to the Merger. As a result of the Merger, the 63,018 issued and outstanding shares of Old BOATRACS were converted into the right to receive 9,500,000 shares of the Company's common stock, and the 3,570,899 issued and outstanding shares of the common stock of First National Corporation were converted into the right to receive approximately 510,000 shares of the Company's common stock. The Company became the successor to the business of Old BOATRACS.

   The BOATRACS Systems

   The BOATRACS System was adapted and enhanced by the Company for marine application predicated on the OMNITRACS System developed by QUALCOMM, Incorporated. The BOATRACS System provides confidential two-way data communications between a vessel or vessels at sea and a base station on land through the use of a mobile communications terminal ("MCT"), a satellite communications system and data delivery systems. The BOATRACS System also allows for hourly position reporting and monitoring and, using supplementary products, can provide engine performance and fuel consumption monitoring. As of December 31, 1998, the Company had installed approximately 1700 systems on marine vessels. The BOATRACS System is effective while a vessel is within the satellite's "footprint," which extends approximately 200 to 400 miles offshore most areas of the continental United States, Canada and parts of Europe or world-wide if using other satellite providers. The BOATRACS System is an interactive communications network linking a vessel to shore and from shore-based personnel to vessels and from boat to boat in most cases. Messaging and positioning information are forwarded from the vessel, via Ku-band satellite, to the QUALCOMM Network Management Facility ("NMF") in San Diego, California, or similar facilities in Europe, and then onto base stations at the customers' offices or to the Company's 24-hour network center ("BNC") also in San Diego. Messages that go to the Company can be relayed by fax or e-mail, or by an operator via phone or fax. The BOATRACS System is capable of sending or receiving digital (text) messages or files to or from a vessel. In San Diego, the BNC is linked via a dedicated telephone line for data transfers via modem directly to QUALCOMM's NMF in San Diego, where message transmissions to and from the vessels are formatted and processed. The BNC also has a dedicated line to a local internet service provider for internal internet use as well as value-added messaging services for vessels and other satellite providers.

   The BNC provides message relaying and stand-by backup services for fleets and individual vessels using the system in the United States, Europe and Canada. Computers communicate to the QUALCOMM NMF by modem to monitor customer accounts on the system. Operators relay satellite messages between vessels and their families or business associates on shore and from shore-based personnel to vessels. Other custom services are also available. The BNC also provides enhanced communication services to the customers, including the relay of E-mail messaging, broadcast of weather, distribution of data relating to customer's positioning and emergency back-up services.

   The Company charges its customers for the transmission of each message and for the transmission of each character within a message. There is also a monthly connection fee for the MCT to be on-line and for hourly position reports. The charges are subject to certain volume discounts. Additional charges are assessed for certain services provided by the network centers.

   On the Vessel

   The MCT consists of three basic components: the Communications Unit, the Keyboard/Display Unit and the Outdoor Unit and sells in a range of approximately $5,000 to $6,000 dependent on features and volume discounts. The design of the unit allows for both ease of installation and efficient use of normally space. Software menus and simple wording on the Keyboard/Display Unit facilitate easy use of the system to send and receive messages. Although many of the Company's customers use only the basic MCT, optional products that interface with the basic unit are also offered. Customers also have the option of using personal computer and BOATRACS' WINDOWS BOATCOMM User Interface Software ("WBUI") instead of the Keyboard/Display Unit. The WBUI allows for the same features as the Keyboard Display Unit with the added benefits of using a full screen and being able to send/receive computer files of any type.

   Many of the Company's customers also use marine application software programs developed by BOATRACS' Gulfport division. Such application software enables onboard users to enter business information into forms that are saved to a local database and are transmitted to the shore station as files.

   In the Office

   Generally, a customer with less than four units only uses the BNC. Typically, a customer who has more than four BOATRACS System units elects to establish an in-house base station. The base station provides the customer with an in-house communications link and vessel-tracking capability. The base station is comprised of a computer and either the Company's or third party communications software containing a mapping function enabling a customer to follow the progress of its fleet on a detailed computer map. Communications are conducted via modem directly between the customer's base station and the NMF maintained by QUALCOMM for satellite transmission to the customer's vessels. Some customers also have custom marine application software, which was developed by BOATRACS' Gulfport division. This application software stores data files received from the vessels and enables management, dispatchers, and others to retrieve reports to manage their fleet of vessels and to provide data to their customers.

   Based upon reports from customers, the Company believes that its marine industry customers typically experience increased worker productivity, asset utilization and dispatching efficiency while saving communications costs. Many customers enter into a three to five-year contract with the Company, establishing a fixed rate to be paid for messaging services used by the customer during the contract term.

   BOATRACS  Gulfport Division

   Effective November 1, 1997, the Company purchased certain assets of the BOATRACS Gulfport for cash, and Common Stock. BOATRACS Gulfport is a developer of external application software services to the marine industry for use in connection with the BOATRACS System and other communication systems. The external application software can enhance the customer's use of operational data sent through the BOATRACS System. Additionally, their proximity to existing and future Company customers in the work boat industry facilitates more timely customer service solutions to those customers.

   The BOATRACS' Gulfport division provides custom developed software applications to offshore and some inland boat and barge companies. The BOATRACS Gulfport division's services include systems design, development, implementation, training and onboard installation. Their relationships with key large customers often lead to serial consulting assignments whereby one project leads to another. Some customers outsource a significant amount of their information technology needs to the BOATRACS Gulfport division. The ability of the BOATRACS Gulfport division to provide solutions for customers has enhanced the ability of the Company to sell MCTs to vessel operators.

   ENERDYNE

   The Company acquired ENERDYNE on July 7, 1998 by means of a merger into a wholly owned subsidiary of the Company. ENERDYNE sells video compression equipment for aerospace, military and commercial applications. The acquisition was funded through the issuance of the Company's common stock warrants, notes payable and the payment of cash.

   ENERDYNE develops and builds video products that enable the realization of high performance digital video compression solutions. ENERDYNE's patented technology provides the Company with an unique market position in video encoders, decoders and multiplexing equipment used in airborne and ground based digital video systems. Primary markets for these products include Defense, Intelligent Transportation Systems, Surveillance and Aerospace. The average selling price of the ENERDYNE products range from $1,950 to $23,500 depending on the model and options selected. A multiplexer combining audio, data and alarms may be used in conjunction with some equipment. ENERDYNE has focused, and the Company will continue to focus, on developing very high quality products that have long life cycles and require minimal modification.

   ENERDYNE designs, develops and manufactures its products at its location in Santee, California. Products range from rack mounted industrial equipment to miniaturized and ruggedized environmentally protected units. The products are designed to contain interfaces with data channels, including wire, microwave and fiber optic. ENERDYNE's customers include various United States and state government agencies including the Navy, Air Force, Army and NASA, Department of Transportation in various jurisdictions and the Department of Defense.

   Dependence upon Significant Customers

   A  material  source  of  the  BOATRACS   division   customers  for  its  core
   communications business is the commercial marine industry. Two customers, Tidewater Inc. and Ingram Barge Company represented 24% and 10%, respectively, of the Company's total sales in 1998. The loss of either one of these customers could have a material adverse effect on the Company.

   For the period since the Company acquired ENERDYNE in July 1998, ENERDYNE has relied on two customers: L-3 Communications Systems and The Naval Warfare Center which represented 19% and 16%, respectively, of ENERDYNE's revenues.

   The major customers may change yearly as they are calculated on total revenues including sales of communications systems, video transmission products and other products. Purchases of communication systems and video transmission products by a customer may not occur yearly and there can be no assurance that such customers will make significant purchases of products in the future. No relationship exists between the Company and any of the above customers except normal business relationships. In addition, the BOATRACS Gulfport division provides software solutions to communication customers of the Company.

   Agreements

   Agreements with QUALCOMM

   The Company has exclusive distribution rights for the OmniTRACS System in the United States for marine application within defined coastal waters of the United States of the Atlantic and Pacific Oceans under a License and Distribution Agreement dated June 13, 1990, as amended from time to time (the "Distribution Agreement") with QUALCOMM. The Distribution Agreement had an initial term of five years with three options to extend for five years each (provided that the Company is in full compliance with the terms of the Distribution Agreement) for a total of twenty years through 2010. The first option to extend has been exercised by the Company. The Distribution Agreement calls for the negotiation in good faith of a new agreement upon the expiration of the last option.

   Under the Distribution Agreement, the Company has exclusive rights to provide messaging services to end users of such products for marine application.

   Under the Distribution Agreement, the Company is required to sell a certain minimum number of MCTs in order to maintain the exclusivity of its distribution rights. The minimum purchase requirements for each calendar year are to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCTs for the calendar year ending December 31, 1997 and increasing by 10% each year thereafter. The minimum sales were met for the years ended December 31, 1998, 1997 and 1996.

   QUALCOMM is responsible for the manufacture and warranty repair of all of the OmniTRACS units supplied by it subject to the terms of the Distribution Agreement. Warranties for a specified period are passed on to the Company's customers. Extended warranties may be purchased at an additional cost.

   If the Company desires to sell its core maritime communications business, QUALCOMM has a right of first refusal under the Distribution Agreement to purchase the Company's maritime business on the terms of the sale to the proposed transferee.

   QUALCOMM's obligation to provide messaging services pursuant to the Distribution Agreement was contingent upon, among other things, receiving a permanent license from the Federal Communication Commission ("FCC") to operate the OmniTRACS System for marine application. This license was granted to QUALCOMM, effective January 3, 1997, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years. In addition, the International Telecommunications Union ("ITU") approved the Ku-band frequency which OmniTRACS uses for mobile use including marine applications.

   During March,  1995, the Company issued  1,112,265  shares of Common Stock to
   QUALCOMM for $737,000. The purchase price of the shares was paid by a reduction in the price of certain products and services currently provided by QUALCOMM to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory under the License Agreement and the Distribution Agreement. The transaction was recorded as a note receivable for Common Stock issued which was reduced as discounts are earned. By June 30, 1998, a total of $737,000 in discounts had been earned reducing the note receivable balance to zero.

   Sub-Service Provider Agreement with ALCATEL QUALCOMM

   In March, 1997, BOATRACS' wholly-owned subsidiary BOATRACS (Europe) B.V. signed a five year Sub-Service Provider Agreement with ALCATEL QUALCOMM, a French company, which is a joint venture company between the ALCATEL Group and QUALCOMM. The agreement appoints BOATRACS (Europe) B.V. to be the maritime distributor and to provide maritime satellite-based communications and tracking of vessels to certain countries in Europe on a similar basis upon which the Company operates in the United States.

   Service Provider Agreement with Iceland Telecom

   In July 1998, BOATRACS (Europe) B.V. entered into a Service Provider Agreement with Iceland Telecom, an Icelandic company, which is the EUTELSAT signatory for Iceland. The Agreement appoints BOATRACS (Europe) B.V. to be the maritime service provider of the EUTELTRACS service for Iceland and its territorial waters.

   Agreements with British Telecom

   In July, 1998, the Company entered into agreements with British Telecom to become an Inmarsat provider.

   Regulation

   Domestic Operations

   BOATRACS' products are subject to various FCC regulations in the U.S. These regulations require that the Company's communications products meet certain radio frequency emission standards and not cause unallowable interference to other services. QUALCOMM filed an application with the FCC for a standard experimental license with a two-year term, which was granted effective August 18, 1995. In addition, QUALCOMM pursued a Petition for Rulemaking which it filed with the FCC in 1992 to amend the Table of Frequency Allocations permitting non-experimental use of the frequencies utilized by the OmniTRACS system in the United States coastal waters. Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years. There can be no assurance that QUALCOMM's current license will continue to be renewed.

   International Operations

   BOATRACS intends to continue its expansion into additional international markets. In countries which QUALCOMM has an affiliated OmniTRACS service provider, BOATRACS believes that such affiliate or BOATRACS will attempt to secure the necessary regulatory approvals, licenses and/or permits and renewals thereof for maritime applications from the local governmental authorities for the affiliate or BOATRACS. In countries in which no QUALCOMM affiliate is operating, BOATRACS will apply to the local governmental authority for applicable approvals, licenses and/or permits and renewals thereof. No assurance can be given that BOATRACS will be able to obtain the required approvals, licenses and/or permits and renewals thereof. BOATRACS, through BOATRACS (Europe) B.V. maintains a sales and customer support office in Leiden, The Netherlands. Currently, BOATRACS has MCTs installed on vessels in a number of countries in Europe.

   Additional Products

   ENERDYNE continues to develop new video compression and related products to complement the Company's product lines. The products are sold to ENERDYNE's customers under ENERDYNE respective proprietary names.

   The Company is seeking strategic alliances with companies that have proven products or service in markets requiring video. In addition, the Company uses its commercially reasonable best efforts to stay abreast of new products and services that can complement its existing product and service offerings and seeks to build additional strategic relationships with companies that are developing new solutions for the respective businesses including: (i) interfaces and marine related products that require communications between a vessel and the shore and (ii) new video compression relationships. The Company continues to explore ways to economically enhance these relationships by acquiring either sales and distribution rights to, or direct ownership of, the products developed. The Company believes that these efforts have the potential to result in significant growth in increased sales of products and messaging volume.

   In March, 1998, the BOATRACS division amended the reseller arrangement with Orbital Communications Corporation ("ORBCOMM"), which is developing a Low-Earth Orbit system ("LEO"), pursuant to which the Company will distribute ORBCOMM's LEO services on a non exclusive basis to the worldwide marine market when such services become commercially available. The LEO system, if it proves successful, will complement the Company's present services. ORBCOMM estimates the system will be completely operational during 1999.

   The Company is also an Inmarsat provider. As an Inmarsat provider and Agent of Inmarsat services, the Company will be able to provide global coverage to customers. See - "Risks of Offering New Services."

   Research and Development

   During 1998 and 1997 the Company spent $243,000 and $199,000 respectively on the research and development of software to complement the BOATRACS System and ENERDYNE systems. These costs were not passed on to the Company's customers.

   Market Expansion

   The Company believes that there is a sizable market in the United States and abroad for its products and has developed strategies to expand into selected markets by providing innovative solutions to customer needs. There can be no assurance that any of the Company's market expansion efforts will be successful.

   ENERDYNE's products specifically address four segments of the video compression market: Defense, Intelligent Transportation Systems (ITS), Surveillance and Aerospace. ENERDYNE plans to explore new markets that are large and expanding and develop new products for market expansion.

   The Company believes that there are increased opportunities for ENERDYNE's products in the intelligent transportation systems market ("ITS"). Uses of video compression products include highway surveillance/monitoring, wide area detection, ramp monitoring, toll evasion verification, emergency medical services and toll booth security. The Company is informed and believes that the United States government has appropriated $218 billion via the Transportation Equity Act over the next five years, a portion of which will be dedicated to ITS. There also appears to be opportunities overseas for the ENERDYNE technology. It is anticipated that market expansion will be in government, military and private industries working with transportation management systems. The potential end user will be a federal, state or local governmental agency responsible for traffic management in their jurisdiction. There can be no assurance that the Company's beliefs are accurate.

   Sales and Distribution

   BOATRACS

   Since its inception, the Company has employed an internal direct sales force and has engaged sales representatives to place the Company's products with marine electronics dealers, which sell to the end user. In addition, the Company is continually seeking relationships with third-party distributors, which can provide sales and service support for its products. The Company believes that such arrangements have the potential to result in sales in areas where it is not cost-effective to have a full-time salesperson. In the New England and Atlantic fishing markets the Company has agreements with ten dealers.

   ENERDYNE

   ENERDYNE typically sells its product directly to customers through direct sales and marketing employees. In addition the Company uses manufactures representatives and also sells to system integrators who then package these products with others to achieve a universal solution for a customer.

   Competition

   BOATRACS

   The mobile communications industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. The Company competes in its market on the basis of product quality, reliability, price, customer support and product features. BOATRACS believes that it is currently generally competitive with respect to each of these factors. However, BOATRACS competitors are aggressively pricing their products and will likely continue to do so in the future. In addition, competitors are offering new value-added products and services similar to those developed or being developed by the Company or QUALCOMM. Emergence of new competitors, particularly those offering lower cost products, enhancements, additional features and Low-Earth Orbit (LEO) satellite communications systems, may impact margins and intensify competition in new markets. Two LEO systems offer voice; IRIDIUM which is now commercially available and GLOBALSTAR which is scheduled to be available in the near future. Due to their long-term unproven capabilities, the Company cannot predict how their products and services will compete directly against the BOATRACS existing products and services. The Company is exploring ways to compete and/or offer these new generation of products and services. However, the new competition could have a material impact upon the BOATRACS business.

   The following is an overview of certain products and services that compete with BOATRACS' communications products and services:

   Alternative Satellite Service Providers. Several competing entities provide satellite-based mobile voice and data systems in marine markets. INMARSAT, an international consortium, provides maritime voice, facsimile and data services nearly worldwide using capacity on a combination of owned and leased satellites. American Mobile Satellite Corporation currently offers data communications and vessel tracking using its newly launched L-band satellite, and a voice-based system. ARGOS provides one-way (ship to shore) communications and position reporting in many parts of the world. When ARGOS operates on the Japanese ADEOS2 satellite it will offer two-way communication. INMARSAT is approved to provide Global Marine Distress Safety System ("GMDSS") notices and communications. GMDSS requires shipping vessels of a certain nature and size that operates certain routes to have a GMDSS approved communications system by February, 1999. The BOATRACS System cannot become GMDSS approved because the BOATRACS System's coverage is not global. The Company is at a disadvantage without such approval.

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

   H F Radio. At least one competitor, Globe Wireless, Inc., now operates a network of H F radio stations that allow for email capabilities and transfer of data files. Globe Wireless, Inc., states that its system operates "much like a digital cellular network except it is worldwide". Globe Wireless, Inc. competes directly with the Company. They have also advertised the ability to deliver software system solutions for its customers. The Company is uncertain whether H F radio is as dependable as satellite communications.

   Cellular phone. Cellular phone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat and towing operators. Although a cellular system provides a clear hook-up and a reliable service, it is currently relatively more expensive. The cellular range is also limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited. Cellular phones are usually out of range ten miles from the coast; however, in the United States, Waterway Communications Systems, Inc. ("Watercomm") provides cellular radio phone service for vessels operating on inland waterways. Watercomm phones utilize radio towers placed along the major U.S. rivers to send and receive voice and data transmissions. Watercomm users incur a connection charge as well as a per-minute usage charge, based on where the vessel is operating. In Europe, GSM, the European cellular phone service, offers extensive coverage and plans to provide coverage to nearly all of Europe's population. GSM cellular phone service also provides a user the convenience of using a single phone in many different countries; however, there are significant roaming charges when roaming in a non-home country.

   ENERDYNE

   Video Compression Products. ENERDYNE competes with a number of companies in its current markets each of which provides one or more products offered by the Company and some of which have access to greater financial resources. The following are significant competitors to the ENERDYNE products and services:

   L-3 Communications Corp. - L-3 Communications Corp was formed in 1997 by Lockheed Martin, Lehman Brothers Capital Partners 111 and ex-Loral Corporation management. The Conic Division of this company provides numerous components and products for the military and aerospace markets including video compression/expansion systems and encryption/decryption modules. L-3 Communications is also a major customer of ENERDYNE, purchasing video compression products and integrating them with L-3 Communication products for sale in the defense and aerospace industries.

   Aydin Corporation - Aydin Corporation produces a line of data acquisition products including airborne and ground systems for gathering, processing, formatting, and transmitting information related to satellites, spacecraft, aircraft and missiles. Their products include a line of rugged airborne and ground station telemetry products capable of capturing and transmitting digital video.

   Delta Information Systems ("Delta") - Delta produces a number of video related products including encoders and decoders. Certain Delta products are purchased by Aydin Corporation and integrated into the systems of Aydin Corporation and are sold to the Department of Defense.

   Tektronix,  Inc. -  Tektronix  Inc.  is a global  electronics  company  that
   offers  numerous  products  to the computer,   aerospace  and
   communications industry.   It  produces  video transmission   products
   for the conferencing, surveillance, intelligent highway/traffic markets including video encoders and decoders.

   Canadian Marconi Company ("CMC") - CMC produces electronics products for the avionics, communications, transportation and specialized electronics industries including video capture, transmission and display product which are marketed to government agencies for surveillance and highway monitoring.

   Odetics - Odetics is a supplier of communications equipment for television broadcast, video security, telecommunications and intelligent transportation system market. Through its subsidiary, Odetics, ITS, the Vantage Video Detection System, a single camera product is sold providing cost effective video detection for a variety of temporary or permanent one-camera applications. The Vantage Plus is a multicamera intersection control with modular design enabling 1-6 camera applications. Both systems offer accurate vehicle detection during all weather and lighting conditions using motion stabilization techniques for top performance even in high wind conditions. They also send surveillance quality video images to remote viewing locations over existing communication path enabling users to view live traffic operations.

   Fiber Options - Fiber options develops manufactures and markets fiber optic systems for transmitting video, audio and data used for surveillance, broadcast and professional video, industrial controls and transportation.

   Racal Data Group - Racal Data Group develops, manufactures and services communication network solutions. They provide secure and managed access to multimedia information networks and enables the customers to transition to Integrated Services Digital Network ("ISDN"), Frame Relay, and Asynchronous Transfer Mode ("ATM").

   Adpro of Australia - Adpro of Australia's division Vision Systems markets a range of video based products for the security and surveillance market. Their products include:
         Remote video transmission product - allowing more site to be secured and managed from a central monitoring station via the telephone network. High performance video intrusion detection - these are detectors that connect to a standard video camera and alert an operator when an intrusion is occurring.
         Video framestore - these capture a series of images around the time of the alarm.
         Passive infrared detection - these are long ranging passive infrared detectors for outdoor environments.

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

   ENERDYNE currently holds one patent in the United States, Patent Number 5633686 for an Adaptive Digital Video System. The patent covers a system in which a decoder at a receiving station for a digitally encoded signal is able to automatically adapt to varying formats and operating modes. The method is independent of the particular video format or compression scheme employed, and functions with any transmission medium and bandwidth. The patent was filed on September 14, 1994 and issued on May 27, 1997. ENERDYNE currently has two trademarks: ADVS(R) (Adaptive Video Standard) and Passlink(TM).

   Employees

   At December 31, 1998, the Company and its subsidiaries had 60 full-time and 7 part-time employees.

   RISK FACTORS

   The Company wishes to caution readers that the following risk factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   The foundation of the Company's maritime communications business is the License and Distribution Agreement between QUALCOMM and the Company pursuant to which BOATRACS has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM. QUALCOMM is the sole supplier of the core communications equipment sold by BOATRACS and provides certain services that are essential to the BOATRACS business. If QUALCOMM decides to discontinue its satellite communications business or the manufacture of such equipment, the Company would be unable to continue its core communications business. While BOATRACS has an agreement with QUALCOMM for the products and services provided by it, QUALCOMM has the right to terminate this Agreement under certain circumstances. In addition, any manufacturing delay or difficulty in procuring components experienced by QUALCOMM resulting in a shortage of available OmniTRACS units could have a material adverse impact on the BOATRACS' business and financial results. Under the License and Distribution Agreement, QUALCOMM retains all ownership rights to the OmniTRACS software and all updates, upgrades, improvements or modifications thereto, whether made by QUALCOMM or BOATRACS. Additionally, BOATRACS is dependent upon QUALCOMM's OmniTRACS system, which currently operates on leased Ku-band satellite transponders in the areas where BOATRACS is active. BOATRACS has been informed that in the United States QUALCOMM's satellite transponder lease and the position reporting satellite transponder lease run through the year 2001. QUALCOMM has informed to the Company that it believes any additional required transponder capacity will be available on acceptable terms. However, there can be no assurance that the satellite transponders leased by QUALCOMM will continue to function or that future transponder capacity will be available on acceptable terms when needed. Any failure by QUALCOMM to maintain adequate satellite capacity would have a material adverse effect on the Company's business and financial results.

   BOATRACS does not have direct contracts with satellite providers. In Europe, BOATRACS relies on its service supplier, ALCATEL QUALCOMM, which in turn has a relationship with EUTELSAT, the satellite provider. In Canada, BOATRACS relies on its service provider, CANCOM Mobile, which has relationships with Canadian satellite providers. In the United States, BOATRACS relies on its service provider, QUALCOMM who in turn has a relationship with satellite providers in the United States. The Company is not privy to the details of their service providers' contracts with satellite providers. There can be no assurance that the transponders used in Europe, Canada and the United States will continue to function or that future transponder capacity will be available on acceptable terms as needed. Any failure by the providers to maintain adequate satellite capacity would have a material adverse effect on BOATRACS' business and financial results.

   The messaging service provided by BOATRACS involves data transfers via standard telephone lines. BOATRACS operations rely upon the availability of stable telephone connections between BOATRACS and QUALCOMM's Network Management Facility and between BOATRACS, its customers, the Internet and QUALCOMM's Network Management Facility. See "Business -- The OmniTRACS and BOATRACS Systems." Any system failure or natural disaster that resulted in an interruption of stable telephone service would have a material adverse effect on the Company's business and financial results.

   According to reports filed with the Commission, QUALCOMM has been granted United States patents and has patent applications pending in the United States with respect to its OmniTRACS system, which is distributed by BOATRACS for marine applications. QUALCOMM has also reported that it actively pursues patent protection in other countries of interest, which protection may or may not cover OmniTRACS products. There can be no assurance that the pending patent applications will be granted, that QUALCOMM's patents or copyrights will provide adequate protection, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the OmniTRACS System. From time to time, certain companies may assert exclusive patent, copyright and other intellectual property rights to technologies, which are important to the industry or to the products distributed by BOATRACS. If QUALCOMM is unable to license protected technology used in its products, or if the OmniTRACS product were found to infringe on protected technology, QUALCOMM could be prohibited from marketing such products. In such circumstances, BOATRACS would be unable to continue its operations.

   ENERDYNE holds a patent in the United States for its Adaptive Digital Video System. Should ENERDYNE's competitors develop or patent technologies that are substantially equivalent or superior to ENERDYNE's patent, ENERDYNE's position in the market could be compromised.

   The integration of the BOATRACS and ENERDYNE's operations will require substantial capital funding and the dedication of management resources that may temporarily detract attention from the day-to-day operations of the combined company. The combination of the two companies will also require coordination of their research and development and sales and marketing efforts. The difficulties of combining the two companies may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining two different corporate cultures. The process of combining the two organizations may cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the revenue and operating results of the combined company, at least in the near term. There can be no assurance that the combined entity will be able to retain its key technical and management personnel or that the combined entity will realize any of the anticipated benefits of the merger. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on the combined company's results of operations and financial condition.

   ENERDYNE has relied heavily on the transportation and governmental markets for its revenues. Military and other governmental spending cuts could impact profits. ENERDYNE relies on continuing technological innovation, including innovations which are internally generated and technology developed by third parties. Competing technologies could impact revenues and profit margins as well as provide incentive for more competition. Devoting resources to internally generated technological innovation would require devotion of engineering, sales and marketing resources which might result in a shift in focus from existing product lines and markets. Technological innovation may also lead to obsolescence of components used in ENERDYNE's products or create compatibility problems with existing units.

   BOATRACS has many customers in the oil industry in the United States. Currently, the oil industry is depressed and oil prices are very low. There is no assurance that BOATRACS customers in this industry will be able to withstand the recession in the industry. Customers may be forced to terminate messaging and software services with BOATRACS and the BOATRACS Gulfport division which could have a material adverse effect on BOATRACS' business and financial results.

   The Company may be required to raise additional capital to fund the operations and growth of its combined companies. The Company cannot, at this time, determine the amount of capital, which will be required, or the sources of that capital. The issuance of common stock and warrants and options to purchase common stock will result in dilution to existing shareholders.

   In countries in which BOATRACS contracts with QUALCOMM's local OmniTRACS service provider, BOATRACS believes that such service provider or BOATRACS will be responsible for securing the necessary regulatory approvals, licenses and permits and/or renewals thereof for maritime operations from the local governments and authorities. BOATRACS and such local service providers may be less prominent in such international markets than local competitors and may have less opportunity to influence regulatory and standards policies. In countries in which BOATRACS contracts with distributors of other communications systems, BOATRACS may apply to the local governments for applicable approvals. No assurance can be given that BOATRACS will be able to obtain the required approvals, licenses and permits and/or renewals thereof. Changes in the regulation of QUALCOMM's OmniTRACS system, or the inability to obtain foreign regulatory approvals, licenses and permits and/or renewals thereof, could have a material adverse effect on BOATRACS operating results and its ability to expand its business in the future.

   The mobile communications industry is highly competitive. See "Competition".

   ENERDYNE competes with a number of companies in its current market, each of which provides one or more products offered by ENERDYNE and some of which have access to greater financial resources. ENERDYNE faces increased domestic competition, and as technological innovation becomes more available foreign and domestic competition is increasing. There is no assurance that ENERDYNE will continue to be competitive in its existing and prospective markets. See "Business -- Competition."

   The sales cycle of BOATRACS and ENERDYNE is not even throughout the year. The sales process takes a considerable amount of time for both companies to close a sale. ENERDYNE's customers are often governmental departments and the sales cycle is often slow to complete. In addition, the sales staff may spend considerable time on sales leads which do not come to fruition.
    The Company is currently expanding its operations abroad. The Company has limited experience in managing foreign operations. International expansion efforts are likely to strain the Company's management, financial and other resources. Any failure of the Company to expand in an efficient manner or to manage its dispersed organization could have a material adverse impact on the Company's business and financial results. Other risks that will be faced by the Company in its international business include costly regulatory requirements; unexpected changes in regulatory requirements; application of foreign law; fluctuations in currency exchange rates (which could materially and adversely affect the Company's results of operation and, in addition, may have an adverse effect on demand for the Company's products abroad); tariffs or other barriers; difficulties in staffing and managing foreign operations; political and economic instability; difficulties in accounts receivable collection; extended payment terms; and potentially negative tax consequences. Additionally, ENERDYNE's products and technology could be subject to restrictions on sales to certain foreign countries by the United States Government. These factors could have an adverse impact on the Company's business and financial results in the future or require the Company to modify its current business practices.

   The Company recently became an INMARSAT provider. Even as an INMARSAT provider, the Company will continue to compete against other INMARSAT providers. The Company has limited experience in reselling INMARSAT services. Such expansion of service and product offerings could strain the resources and possibly deteriorate the Company's reputation with customers, and could have a material adverse impact on the Company's core communications business. See "Business -- Market Expansion."

   The Company's products are subject to various FCC regulations in the U.S. These regulations require that the Company's products meet certain radio frequency emission standards and not cause unallowable interference to other services. QUALCOMM filed an application with the FCC for a standard experimental license with a two-year term, which was granted effective August 18, 1995. In addition, QUALCOMM pursued a Petition for Rulemaking, which it filed, with the FCC in 1992 to amend the Table of Frequency Allocations permitting non-experimental use of the frequencies utilized by the OmniTRACS system in the United States coastal waters. Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 mobile communication terminals for a term of 10 years. There can be no assurance that QUALCOMM's current license will continue to be renewed. In the event of non-renewal or revocation of QUALCOMM's license by the FCC, the License and Distribution Agreement between QUALCOMM and the Company may be terminated and the Company may be unable to continue its United States operations.

   Pursuant to the License and Distribution Agreement between QUALCOMM and BOATRACS, if the Company desires to sell its business, QUALCOMM has a right of first refusal to purchase the Company's business on the terms of the sale to the proposed transferee. QUALCOMM's right of first refusal could adversely affect the ability of the Company to sell its business to a third party purchaser.

   The Company is subject to a number of other risks, including: loss of senior management; dependence on large customers concentrated in the commercial marine industry; loss of fishing resources which are in decline in many areas of the world; the risks associated with international expansion, including local regulatory requirements, no prior experience in managing foreign operations, and fluctuations in currency exchange rates; operating restrictions imposed by contractual relationships with foreign firms; risks associated with business expansion and the acquisition of additional businesses; competition with companies that have greater financial, technical and marketing resources than the Company; fluctuations in the Company's quarterly operating results; and lack of liquidity for the Company's common stock, which could result in significant price fluctuations in response to operating results and other factors. In addition, the Company is subject to foreign regulations, export restrictions and limitations on foreign sales to certain countries.

   Year 2000 Issues. In the operation of its business, the Company uses commercial computer software primarily purchased from or provided by independent software vendors. After an analysis of the Company's exposure to the impact of "year 2000 issues" (i.e. issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), the Company believes that such commercial software is already substantially year 2000 compliant, and that completion of year 2000 compliance should not have a material impact on the Company's business, operations or financial condition; however, the Company is still assessing the impact of this year 2000 issue.

   The Company has performed an internal analysis and is in the process of finalizing a specific written plan to address the year 2000 issues for both internally developed products and products developed and manufactured by Qualcomm. Qualcomm has assured the Company that all the products supplied to the Company during the course of the relationship and going forward will be upgraded to ensure compliance with Year 2000 standards. This assurance will be at no charge to the Company or customers but the Company may be required to exchange certain chip sets of its customers at minimal cost.

   For internally developed products, the upgrade process is in final phase of testing and will be completed by the end of the current fiscal year. Development costs associated with the upgrade have been included in operations as incurred. The Company has spent a total of $15,000 on the conversion and the potential future cost to complete the conversion is estimated at $25,000 in total which will also be included in operations as incurred.

   The Company is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally or any suppliers or others with whom the Company does business in particular would also affect the Company. Failure of one or more of the supplier's computer products to be year 2000 compliant would have a material effect on the Company's business.

   ITEM 2. DESCRIPTION OF PROPERTY

   The corporate office leases its facilities in San Diego, California, under a four and a half-year, non-cancelable operating lease, which expires December 2002. The Company relocated to this facility in July, 1998. The Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company also leases a 9,800 square foot building in Santee, California for ENERDYNE which expires in July, 1999, and a 2,507 square foot facility in Gulfport, Mississippi, which expires in January, 2000. Boatracs (Europe) B.V., operates a facility in Leiden, The Netherlands pursuant to a lease expiring in December 2001. Total rent expense was $217,157, $57,894 and $51,900 for the years ended December 31, 1998, 1997 and 1996 respectively.

   ITEM 3.  LEGAL PROCEEDINGS

   The Company is not aware of any current or pending legal proceedings to which the Company is a party.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                       PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   The Company's common stock began trading in the over-the-counter market in March 1995 and is quoted on the OTC Bulletin Board under the symbol "BTRK". The following table sets fiscal 1998 and 1997 high and low bid quotations for the common stock as provided by the National Association of Securities Dealers, Inc.:

                                                     High Bid      Low Bid

   Quarter Ended

    December 31, 1998 .........................    $   3.13          $   1.75
    September 30, 1998 .........................   $   4.81          $   2.63
    June 30, 1998 ..............................   $   4.94          $   3.25
    March 31, 1998 .............................   $   4.00          $   2.06

    December 31, 1997 ..........................   $   2.75          $   1.00
    September 30, 1997 .........................   $   1.56          $   0.94
    June 30, 1997 ..............................   $   1.50          $   0.50
    March 31, 1997 .............................   $   1.81          $   1.00

   On March 15, l999, the closing price of the common stock, as reported on the OTC Bulletin Board, was $2.63. As of March 15, 1999, the Company had approximately 310 holders of record of its common stock. In addition, approximately 4.2 million shares are held in street name accounts. The Company has not paid any dividends since the Merger and does not currently intend to declare any dividends.

   The quotations set forth above represent inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The existence of quotations for the Common Stock should not be deemed to imply that there is an established public trading market for the Company's common stock.

   In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at $4.44 per share to Sol Price in connection with a purchase of a promissory note from a director and an officer of the Company. The securities were issued in reliance on the exemption set forth in 4(2) of the Securities Act of 1933.

   Effective July 1998, the Company agreed to issue 5,000 shares of common stock valued at $4.75 per share in connection with the acquisition of Oceantracs, Inc. The securities were issued in reliance on the exemption set forth in 4(2) of the Securities Act of 1933.

   In July 1998, the Company acquired ENERDYNE for $22.6 million in a combination of cash, stock and notes. A total of 3,000,000 shares were issued, 2,930,700 of which to the former shareholders of ENERDYNE and the remainder to the financial advisors. In addition the former owners and financial advisors received a total of 1,000,000 warrants to purchase common stock at a price of $2.00. The securities were issued in reliance on the exemption set forth in 4(2) of the Securities Act of 1933.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

   The Company has two main business units:
         1.  BOATRACS, Inc. ("BOATRACS"), and
         2. Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary.
   BOATRACS

   Effective November 1, 1997, the Company acquired certain assets of BOATRACS Gulfport for $500,000 cash and 300,000 shares of Common Stock valued at $1.40 per share. The acquisition agreement was amended in December, 1998 resulting in a reduction of notes payable to $30,000 from $250,000 and the common stock issued to 240,000 shares from 300,000. The assets and liabilities of BOATRACS Gulfport are reflected on the consolidated balance sheets as of December 31, 1998 and December 31, 1997. The results of BOATRACS Gulfport's operations from the date of the acquisition to December 31, 1997 were not significant. Goodwill in the amount of $845,000 was originally recorded in the acquisition and adjusted to $541,000 and is amortized over ten years.

   Effective July 1, 1998, the Company acquired all of the outstanding shares in OceanTrac Inc., a Canadian corporation ("OceanTrac"). The acquisition was effected by the exercise of the Company's rights under a Joint Venture Agreement entered into among the Company, OceanTrac and OceanTrac Systems Limited, a Nova Scotia corporation ("Systems") during 1996. In addition, the Company purchased all of the assets of Systems for consideration of 5,000 shares of the Company's Common Stock. The acquisition of OceanTrac and Systems resulted in recording of intangibles in the amount of approximately $388,000 which will be amortized by the Company over ten years. OceanTrac will continue to act as the Company's appointed distributor of the OmniTRACS system and related Company products.

   ENERDYNE

   On July 7, 1998, the Company acquired ENERDYNE by means of a merger with a wholly owned subsidiary of the Company. ENERDYNE is a provider of versatile, high performance digital video compression products to the government and commercial markets. ENERDYNE, formed in 1983, is located in Santee, California. The acquisition price of $22.6 million was paid for by a
   combination   of  cash,   Common  Stock  and  notes   payable.   Patents in
   the amount of $18 million and goodwill in the amount of $10.5 million were recorded and each will be amortized over sixteen years. The two shareholders of ENERDYNE signed employment contracts with the Company for one and two years, respectively, and one shareholder was elected to the Board of Directors in September 1998.

   A First Amendment to the Agreement and Plan of Reorganization, in connection with the Enerdyne acquisition was executed effective July 7, 1998. The Amendment increased the number of compensatory option shares and exercise price subject to a specific paydown on the acquisition notes payable to the selling shareholders. On December 29, 1998 bank financing was obtained to effect the compensatory contingency per the Amendment and the options were revised to 663,500 at an exercise price of $2.65 in accordance with the calculations and provisions in the Amendment.


   The acquisitions of BOATRACS Gulfport, ENERDYNE and OceanTrac represent the Company's continuing efforts to diversify its operations. The Company intends to continue to evaluate other acquisition opportunities.

   The Company earns revenue primarily from four sources: (a) sales of satellite based communications equipment and software and additional, complementary and/or modified equipment created or procured by BOATRACS for marine application; (b) data transmission and messaging charges; (c) software license fees and charges for custom software development solutions and (d) development and sales of video compression products.

   The Company recognizes revenues from the sale of communication systems at the time the equipment is shipped to the customer. The Company recognizes revenue from messaging at the time the transmission is made by the customer. The Company recognizes software license and development revenues as incurred. The Company recognizes revenues from the sale of video compression units which do not entail significant customer modification upon shipment to customers, and on the percentage of completion method for products requiring significant customer modification or the development of new technology.

   Results of Operations

   The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:

                                               Year Ended December 31,
                                             ----------------------------

                                                1998       1997       1996
                                                 %          %          %
Revenues
    Communications systems ................    39.7       46.4       40.0
    Data transmission and messaging .......    38.1       53.6       60.0
    Video compression .....................    22.2        0          0
         Total ............................   100.0      100.0      100.0
Operating expenses:
    Communications systems ................    24.2       30.2       25.1
    Data transmission and messaging .......    18.6       27.3       31.5
    Video compression .....................     7.2
    Selling, general and administrative
     expenses .............................    46.7       48.1       71.2
    Income (loss) from operations .........     3.3       (5.6)     (27.8)
    Other income (expense) ................    (3.6)        .7        1.6
    Income tax benefit ....................     4.1
    Net income (loss) .....................     3.8       (4.9)     (26.2)

   Years ended December 31, 1998 and 1997

   Total   revenues  for  the  twelve  months  ended   December  31,  1998  were
   $10,173,320, an increase of $4,969,404 or 95.5% as compared to total revenues of $5,203,916 for the prior year ended December 31, 1997.

   Communications systems revenues which consist of revenues from the sale of BOATRACS systems, related software and revenues of BOATRACS Gulfport were $4,033,264 or 39.7% of total revenues, an increase of $1,620,251 or 67.2% compared to $2,413,013 or 46.4% of total revenues for the year ended December 31,1997. The increase in communication systems revenues compared to the same period in the prior year, primarily reflects increased sales of communication units to vessels in the United States in the amount of $1,075,196 or 86.5%. Software revenues from BOATRACS Gulfport, which was purchased effective November, 1997, increased by $1,026,606, compared to the revenues for two months of the prior year. The increase was partially offset by a decrease in communication sales in Europe and Canada in the amount of $468,705 or 66% during 1998. Data transmission and messaging revenues were $3,881,244 or 38.2% of total revenues, an increase of $1,090,341 or 39.1% compared to $2,790,903 or 53.6% of total revenues in the prior year. The increase in revenues reflects an overall increase in data transmission and messaging services provided by BOATRACS as a result of growth in the number of BOATRACS systems installed on vessels. Video compression revenues, which are revenues from ENERDYNE, which the company acquired in July, 1998, were $2,258,812 or 22.2% of total revenues.

   Communication systems expenses were $2,460,359 or 61.0% of communications systems revenues for the year ended December 31, 1998, an increase of $888,055 or 56.5% compared to $1,572,304 which represented 65.2% of communications systems revenues in the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems and software expenses of BOATRACS Gulfport. Gross margin for communication systems increased 4% to 39% from 35% in the prior year. The increase in the margin is primarily due to a decrease in the cost of units from the manufacturer during the second half of the year. Included in the margin is the BOATRACS Gulfport margin for software of 22% during 1998. Data transmission and messaging expenses were $1,892,893 or 49% of data transmission and messaging revenues for the year ended December 31, 1998, an increase of $474,432 or 33.5% compared to $1,418,461 or 51% of data transmission and messaging revenues for the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased BOATRACS systems installed on vessels. The data transmission and messaging margin was relatively unchanged at 51% in 1998 compared to 49% in 1997. The Company received a reduction on costs from the service provider during the second half of 1998. This reduction was partially offset by lower messaging margins in Canada and Europe.

   Selling, general and administrative expenses for the year ended December 31, 1998 were $4,755,523 or 46.8% of total revenues, an increase of $2,250,333 or 89.8% compared to $2,505,190 or 48.1% of total revenues in the prior year. The increased dollar amount is primarily attributable to increases in operating expenses in connection with three acquisitions, which the Company has entered into since November 1, 1997. Accounting and legal expenses increased by a total of $163,406 primarily due to additional Securities and Exchange Commission filings in connection with the acquisition of ENERDYNE and BOATRACS Gulfport during 1998. Salary expense increased to $2,012,371 from $858,917, an increase of $1,153,454 or 134% primarily as a result of additional employees due to acquisitions. Office rent was $217,157 compared to $57,894 in the prior year, an increase of $159,263 or 275% due to additional offices and a new BOATRACS corporate office which the Company relocated to in July, 1998. Insurance expense was $141,482 compared to total insurance expense of $100,425 in the prior year, an increase of $41,057 or 41% primarily due to the additional subsidiaries. Amortization expense for the year ended December 31, 1998 was $966,429 due to the amortization of goodwill recorded as a result of the acquisition of BOATRACS Gulfport, ENERDYNE and Oceantrac, also amortization of a patent acquired in the acquisition of ENERDYNE. Depreciation expense was $216,967 compared to $62,768 in the prior year, an increase of $154,199 or 246% due to the acquisition of the subsidiaries assets and new assets acquired in connection with the corporate office relocation. The increase in expenses were offset by a reduction in consulting expense in the amount of $105,015 or 30% and an decrease in shareholder relations in the amount of $72,024 or 67%.

   Earnings before interest, taxes, depreciation and amortization for the year ended December 31, 1998 were $1,518,334 compared to a negative $229,271 for the same period of the prior year.

   Interest income of $47,423 for the year ended December 31, 1998 relates to interest earned on cash balances. This represents an increase of $8,211 or 21% compared to interest income of $39,212 in the prior year. Interest expense was $413,335 for the year ended December 31, 1998, an increase of $411,275 compared to the prior year. Interest expense in 1998 relates to interest paid or accrued on notes payable issued in connection with the purchase of Enerdyne.

   The income tax benefit recorded in the amount of $422,210 for the year ended December 31, 1998 represents the amortization of a temporary tax difference on the life of the Enerdyne patent.

   Years ended December 31, 1997 and 1996

   Total revenues for the year ended December 31, 1997 were $5,203,916, an increase of $1,745,852 or 50% as compared to total revenues of $3,458,064 for the year ended December 31, 1996.

   Communications systems revenues, which consists principally of revenues from the sale of BOATRACS equipment and related software, were $2,413,013 or 46% of total revenues, an increase of $1,028,309 or 74% over the prior year. This growth in communications systems revenues is attributable primarily to an increase in sales of equipment to new customers in Europe and Canada and increased software sales in the United States. Communication system revenues also includes two months revenue of a software applications provider which the Company purchased effective November, 1997.

   Data transmission and messaging revenues, which consist of fees for messaging services provided to BOATRACS units installed on vessels, were $2,790,903 or 54% of total revenues, an increase of $717,543 or 35% compared to $2,073,360 or 60% of total revenues in the prior year. The increase in data transmission and messaging revenues primarily reflects an overall increase in messaging services provided by the company as a result of growth in the number of units installed on vessels in prior periods and increased usage by some customers.

   Communications systems expenses were $1,572,304 or 65% of communications systems Revenues for 1996, an increase of $702,358 or 81%, compared to $869,946 which represented 63% of communications systems revenues in 1996. The dollar increase in expenses primarily reflects increased equipment sales in Europe and Canada and related software. The increase in communications systems expenses as a percentage of communications systems revenues is primarily due to the inclusion of two months of expenses of the recently purchased software applications provider. Without these expenses the percentage would be unchanged from the prior year. Data transmission and messaging expenses were $1,418,461 or 51% of data transmission and messaging revenues in 1997, an increase of $328,742 or 30%, compared to $1,089,719 which represented 53% of data transmission and messaging revenues in the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered due to increased equipment sales and related usage. The decrease in data transmission messaging costs as a percentage of data transmission messaging revenues is due to increased margin on messaging services due to the continuing increase in revenues over the relatively fixed costs of providing this service, and increasing sales to fleet customers with greater utilization of the system.

   Selling, general and administrative expenses were $2,505,190 or 48% of total revenues for 1997, an increase of $44,172 or 2%, compared to $2,461,018 or 71% of total revenues in the prior year. The increased dollar amount is primarily attributable to various increased expenses including salary and related expenses, outside consultants, advertising and shareholder relations and certain prepaid consultant costs offset by a decrease in legal, computer consultants, telephone and European expenses. In 1997, the selling, general and administrative expenses include two months of expenses of the recently purchased software provider. In addition, selling, general and administrative expenses include two months amortization of goodwill on the purchase of BOATRACS Gulfport in the amount of $14,083. The Company anticipates that the dollar amount of selling, general and administrative expenses will increase in the future to accommodate the Company's growth.

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

   Liquidity and Capital Resources

   The Company's cash balance at December 31, 1998 was $416,361, an increase of $23,649, or 6% over the December 31, 1997 cash balance of $392,712. At December 31, 1998, working capital was a negative $182,858, a decrease of $160,882 from the working capital of $21,976 at December 31, 1997. Cash of $101,639 was used in operating activities, cash of $1,846,694 was used in investing activities, and cash of $1,971,982 was provided by financing activities during 1998.

   The Company's liquidity was affected by $2 million paid for the acquisition of ENERDYNE, partially financed by the collection of a $2 million receivable for stock issued during the year ended December 31, 1998 to a Company director and officer. As partial consideration for the acquisition of ENERDYNE, the Company issued $10,000,000 of notes payable of which $8,000,000 were due and payable in July, 1999 carrying an interest rate of 8.5%. The other note in the amount of $2,000,000 is a subordinated promissory note with specified minimum annual payments and any remaining amounts payable June 31, 2002 and bearing interest at 8.5%.

   On December 29, 1998, the Company signed a promissory note with a bank in the amount of $4,250,000 and used the proceeds to pay down the $8,000,000 note. The interest rate on the promissory note is 7.75% and will be paid over five years in monthly payments of $70,833 each.

   Accounts receivable net of an allowance for uncollectible amounts increased $1,383,394 to $2,320,404 at year-end from $937,010 at December 31, 1997 due primarily to the acquisitions made during 1998. In addition, there were significant increases in inventories in the amount of $450,645 and prepaid expenses in the amount of $151,944 due to the acquisitions made during 1998. Property, net of accumulated depreciation, was $738,337 at December 31, 1998, an increase of $514,474 due primarily to the acquisitions completed during 1998 and the relocation of the corporate office. Notes receivable were eliminated during 1998 from a balance of $310,463 at December 31, 1997 due to the acquisition of Oceantracs, Ltd. Goodwill, net of amortization, increased by $10,361,216 due to the acquisition of ENERDYNE in the amount of $10,342,000 and the acquisition of Oceantracs, Ltd. In addition, goodwill recorded in 1997 was reduced by $304,000 in December 1998, in connection with the acquisition of BOATRACS Gulfport.

   Accounts payable were $1,068,347 at December 31, 1998, a decrease of $87,764 or 8% compared to a balance of $1,156,111 in the prior year primarily due to a reclassification of certain accruals to accrued expenses . Accrued expenses increased by $821,831 or 338% to $1,064,993 due primarily to additional payroll accruals, additional accruals due to the newly acquired subsidiaries and reclassifications between accounts payable and accrued expenses. Acquisition costs payable was reduced by $250,000 due to a payment being made in the amount of $30,000 and remainder of the balance being reclassified reducing goodwill. Short-term portion of notes payable in the amount of $1,730,399 relates to the promissory note to a bank entered into in December 1998 and notes owing to the previous owners of ENERDYNE.

   Any future funding requirements will be satisfied through potential public and private financing. The known resources of liquidity of the Company, coupled with the projections for revenue, are expected to cover the Company's cash needs until at least the end of 1999.

   The Company anticipates making capital expenditures in excess of $200,000 during 1999. To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

   ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

   The Company's consolidated financial statements as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and the report of Deloitte and Touche LLP, independent accountants, are included in this report on pages F-1 through F-15.

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

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

   ITEM 10.  EXECUTIVE COMPENSATION

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by Part III, Items 9, 10, 11 and 12 is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to shareholders in April, 1999.

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
   (a) The following documents are filed as part of, or incorporated by reference into this Annual Report on Form 10-KSB.
   (1) Financial Statements: The following consolidated financial statements and Independent Auditors'Report is included in this report beginning on page F-1.
                                                                     Page
              Independent Auditors' Report................            F-1
              Consolidated Balance Sheets as of December 31,          F-3
                1998 and 1997.
              Consolidated Statements of Operations for the
                years ended December 31, 1998, 1997 and 1996          F-4
              Statements of Stockholders' Equity for the years
                ended December 31, 1998, 1997 and 1996                F-5
              Statements of Consolidated Cash Flows for the
                years ended December 31, 1998, 1997 and 1996.         F-6
              Notes to consolidated financial statements              F-7-F-15

   (2)        Financial Statements Schedules:  See Exhibit 11.
   (b)        REPORTS ON FORM 8-K.
              The Company did not file any Form 8-K's in the fourth quarter of 1998.
   (c)        EXHIBITS.
   The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.

   EXHIBIT INDEX

   Exhibits                                       Description

   2          Plan of Reorganization by Merger (1)
   3.1        Amended and Restated Articles of Incorporation (1)
   3.2        Amended and Restated Bylaws (1)
   3.3        Amendment of the Bylaws, Article III, Section 2 (7)
   4.1        Form of the Company's Common Stock Certificate (2)
   10.1*      License and Distribution Agreement dated June 13, 1990,
              by and between QUALCOMM and the Company, as amended (3)
   10.2*      License Agreement dated March 31, 1995, between the
              Company and QUALCOMM (2)
   10.3       Employment Agreement--Michael Silverman (2)
   10.7       Addendum to Stock Issuance/Employment Agreement
              between the Company and Annette Friskopp dated July 1, 1995 (4)
   10.8*      Agreement entered into between BOATRACS, Inc. and
              Oceantrac Systems Limited and Oceantrac Incorporated, effective
              September 1996 (6)
   10.9       BOATRACS, Inc. Amended 1996 Stock Option Plan (8)
   10.10      Restricted Stock Purchase Agreement between Boatracs, Inc. and
              Jon Gilbert dated October 15, 1997 (9)
   10.11      Pledge Agreement between Boatracs, Inc. and Jon Gilbert dated
              October 15, 1997 (9)
   10.12      Promissory Note between Boatracs, Inc. and Jon Gilbert dated
              October 15, 1997 (9)
   10.13      Employment Agreement between Boatracs, Inc. and Charles Drobny,
              Jr. effective November 1, 1997. (10)
   10.14      Agreement  and  Plan  of  Reorganization  dated  July 7,  1998 by and  between  Boatracs,  Inc.,  Enerdyne Technologies, Inc.,
              Boatracs Acquisition, Inc., Scott T. Boden and Irene Shinsato(11)
   10.15      Employment Agreement dated July 7, 1998 between Scott T. Boden and Enerdyne Technologies, Inc. (11)
   10.16      Option Agreement dated July 7, 1998 between Scott T. Boden and Boatracs, Inc. (13)
   10.17      Employment Agreement dated July 7, 1998 between Irene Shinsato and Enerdyne Technologies, Inc. (11)
   10.18      Option Agreement dated July 7, 1998 between Irene Shinsato and
              Boatracs, Inc. (13)
   10.19      Financial Statements of Enerdyne Technologies, Inc. (12)
   10.20      First Amendment to Agreement and Plan of  Reorganization  between
              Boatracs,  Inc,  Boatracs  Acquisition, Inc., Enerdyne
              Technologies, Inc., Scott T, Boden, Irene Shinsato, Jon Gilbert
              and Michael Silverman (13)
   10.21      Financial Statements of Med Associates, Inc. (14)
   10.22      Loan Agreement effective December 29, 1998 between Boatracs,
              Inc. and Enerdyne (Borrower) and First National Bank (Lender)(15)
   10.23      Promissory Note in the amount of  $4,250,000 dated December 29,
              1998, between Boatracs, Inc.: ET.
              AL. (Borrower) and First National Bank (Lender) (15)
   10.24      Promissory Note in the amount of  $750,000 dated December 29,
              1998 between Boatracs, Inc.: ET. AL.
              (Borrower) and First National Bank (Lender) (15)
   10.25      Commercial Pledge and Security Agreement between Boatracs,
              Inc.:ET. AL. (Borrower), Boatracs, Inc.
              (Grantor) and First National Bank (Lender) (15)
   10.26      Commercial Security Agreement between Boatracs, Inc.: ET. AL.
              (Borrower), Enerdyne Technologies,
              Inc. (Grantor) and First National Bank (Lender) (15)
   10.27      Commercial Security Agreement between Boatracs, Inc.: ET.AL.
              (Borrower), Boatracs, Inc. (Grantor)and First National Bank
              (Lender) (15)
   10.28      Commercial Security Agreement between Boatracs, Inc.: ET. AL.
              (Borrower), Boatracs (Europe) B.V. and Oceantracs Incorporated
              (Grantor) and First National Bank (Lender) (15)
   10.29      Collateral Assignment, Patent Mortgage and Security Agreement as
              of December 29, 1998 between Enerdyne  Technologies, Inc., a
              California  corporation (Grantor) and First National Bank, a national banking association (Grantee) (15)
   11         Statement  regarding  computation  of net loss per share
              filed  herewith)
   21         Subsidiaries of the Registrant (filed  herewith)
   23.1       Independent  Auditors consent (filed herewith)
   ---------------------------

    (1) Incorporated by reference to the exhibit of the same number to the Company's Current Report on Form 8-K dated January 12, 1995.
    (2) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC File No. 33-91284, filed with the SEC on
         May 4, 1995.
    (3) Incorporated by reference to the exhibit of the same number to the Company's Amendment No.3 to Form S-1, SEC File No.33-91284,filed with the SEC on July 6, 1995.
    (4) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC file No. 33-98810 filed with the SEC on October 31, 1995.
    (5) Incorporated by reference to the exhibit of the same number to the Company's Form 10-K filed with the SEC March 1996.
    (6) Incorporated by reference to the exhibit of the same number to the Company's Form 10-QSB filed with the SEC November 1996.
    (7) Incorporated by reference to the Company's Form 10-QSB filed with the SEC in May, 1996.
    (8) Incorporated by reference to the Company's Form S-8 filed with the SEC on June 20, 1997.
    (9) Incorporate by reference to the company's Form 10-QSB filed with the SEC on 11/14/97.
   (10) Incorporated by reference to the Company's Form 8-KA filed with the SEC on March 31, 1998. (11) Incorporated by reference to the Company's Form 8-K filed with the SEC on July
         21, 1998. (12) Incorporated by reference to the Company's Form 8-K/A, Amendment No. 1, filed wit the SEC on August 14, 1998.
   (13)  Incorporated by reference to the Company's Form 8-K/A, Amendment
         No. 2, filed with the SEC on November 18, 1998.
   (14)  Incorporated by reference to the Company's Form 8-K/1, Amendment
         No. 1, filed with the SEC on March 31, 1998.
   (15)  Filed herewith
   *Confidential treatment requested

                                                      SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   March 27, 1999
                                              BOATRACS, INC.

                                              By: /s/ Michael Silverman
                                                      Michael Silverman
                                                      Chairman of the Board

                                                  Power of Attorney
         Know all persons by these presents, that each person whose signature appears below constitutes and appoints Michael Silverman and Jon Gilbert, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

   /s/ Michael Silverman       Chairman of the Board,          March 27, 1999
   Michael Silverman           and Director, acting Chief
                               Financial Officer

   /s/ Jon S. Gilbert          President, Chief Executive
   Jon S. Gilbert              Officer and Director            March 27, 1999
                               and Director

   /s/ Giles Bateman           Director                        March 27, 1999
   Giles Bateman

   /s/ Luis Maizel             Director                        March 27, 1999
   Luis Maizel

   /s/ Mitchell G. Lynn        Director                        March 27, 1999
   Mitchell Lynn

   /s/ Scott T. Boden          Director                        March 27, 1999
   Scott Boden

DELOITTE & TOUCHE, LLP LETTERHEAD


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
    Stockholders of Boatracs, Inc.:

We have audited the accompanying consolidated balance sheets of Boatracs, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE,LLP
/S/ DELOITTE & TOUCHE, LLP

February 26, 1999

BOATRACS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

ASSETS .....................................           1998             1997

CURRENT ASSETS:
  Cash .....................................     $    416,361      $    392,712
  Accounts receivable - net ................        2,320,404           937,010
  Inventories ..............................          684,737           234,092
  Prepaid expenses and other assets ........          259,379           107,435
                                                 ------------      ------------

           Total current assets ............        3,680,881         1,671,249

PROPERTY - net .............................          738,337           223,863
PATENT - net ...............................       17,459,135
GOODWILL - net .............................       11,192,133           830,917
NOTES RECEIVABLE ...........................          310,463
                                                 ------------      ------------

TOTAL ......................................     $ 33,070,486      $  3,036,492
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................     $  1,068,347      $  1,156,111
  Accrued expenses .........................        1,064,993           243,162
  Acquisition cost payable .................                            250,000
  Current portion of notes payable .........        1,730,399
                                                 ------------      ------------
           Total current liabilities .......        3,863,739         1,649,273

NOTES PAYABLE ..............................        8,094,778
DEFERRED TAX LIABILITY .....................        6,639,584
COMMITMENTS (Notes 5 and 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
  1,000,000 shares authorized,
  no shares issued
  Common stock, no par value;
  100,000,000 shares authorized,
  18,834,032 and 15,806,977 shares
  issued and outstanding
  in 1998 and 1997, respectively ...........       17,527,483         6,949,244
  Notes receivable for common
  stock issued .............................                         (2,117,836)
  Accumulated deficit ......................       (3,055,098)       (3,444,189)
                                                 ------------      ------------

           Total stockholders' equity ......       14,472,385         1,387,219
                                                 ------------      ------------

TOTAL ......................................     $ 33,070,486      $  3,036,492
                                                 ============      ============


See notes to consolidated financial statements.

BOATRACS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                         1998          1997        1996

REVENUES:
  Communications systems .......   $  4,033,264  $  2,413,013 $  1,384,704
  Data transmission and
   messaging ...................      3,881,244     2,790,903    2,073,360
  Video compression ............      2,258,812
                                   ------------  ------------ ------------


           Total revenues ......     10,173,320     5,203,916    3,458,064
                                   ------------  ------------ ------------

COSTS AND EXPENSES:
  Communications systems .......      2,460,359     1,572,304      869,946
  Data transmission and
   messaging ...................      1,892,893     1,418,461    1,089,719
  Video compression ............        731,752
  Selling, general and
  administrative ...............      4,755,523     2,505,190    2,461,018
                                   ------------  ------------ ------------

  Total costs and expenses .....      9,840,527     5,495,955    4,420,683
                                   ------------  ------------ ------------

INCOME (LOSS) FROM OPERATIONS ..        332,793      (292,039)    (962,619)

INTEREST INCOME ................         47,423        39,212       60,117
INTEREST EXPENSE ...............       (413,335)       (2,060)      (2,936)
                                   ------------  ------------ ------------


LOSS BEFORE TAXES ..............        (33,119)     (254,887)    (905,438)
INCOME TAX BENEFIT .............        422,210
                                   ------------  ------------ ------------
NET INCOME (LOSS) ..............   $    389,091  $   (254,887)$   (905,438)
                                   ============  ============ ============

BASIC EARNINGS PER COMMON SHARE         $ 0.02       $ (0.02)     $ (0.07)

DILUTED EARNINGS PER COMMON             $ 0.02          n/a           n/a
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                         17,333,426    13,535,433  12,597,471

Dilutive effect of:
Employee stock options                  737,557        n/a         n/a
Warrants                                286,651        n/a         n/a
Weighted average common shares
  outstanding, assuming dilution     18,357,634        n/a         n/a

See notes to consolidated financial statements




BOATRACS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                                      Note
                                             Common Stock                          Receivable       Total
                                                                   Accumulated     for Common    Stockholders'
                                         Shares       Amount         Deficit          Stock          Equity

BALANCE, JANUARY 1, 1996 .........    12,577,710    $  4,186,325    $ (2,283,864)   $ (604,979)   $  1,297,482
  Common stock issued in
   connection with
   services rendered .............        24,600          24,600                                        24,600
  Payments received on note
    receivable ...                                                                     183,557         183,557
  Net loss .......................                                      (905,438)                     (905,438)
                                    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996 .......    12,602,310       4,210,925      (3,189,302)    (421,422)       (600,201)
  Common stock issued through
   exercise of stock options .....         4,667           4,792                                        4,792
  Common stock issued through
   Restricte Stock Purchase
   Agreement ..............            2,900,000       2,320,000                    (1,930,915)       389,085
  Common stock issued in
   connection
   with acquisition ..............       300,000         420,000                                      420,000
  Payments received on note
   receivable ...                                                                      234,501        234,501
  Issuance costs in connection
   with common
   stock issued ..................                        (6,473)                                      (6,473)
  Net loss .......................                                      (254,887)                    (254,887)
                                    ------------    ------------    ------------    ------------    ------------
BALANCE DECEMBER 31, 1997 ........    15,806,977       6,949,244      (3,444,189)   (2,117,836)      1,387,219
  Common stock issued through
   exercise of
   stock options and warrants ....        82,055         103,243                                       103,243
  Discounted payments received
   on note receivable for common
    stock ...........                                    (44,274)                    2,117,836       2,073,562
  Common stock issued for
   acquisitions ...                    2,945,000      10,519,270                                    10,519,270
  Net income .....................                                       389,091                       389,091

                                    ============    ============    ============    ============    ============
BALANCE DECEMBER 31, 1998 ........    18,834,032    $ 17,527,483    $ (3,055,098)   $        0     $14,472,385
                                    ============    ============    ============    ============    ============

See notes to consolidated financial statements.





BOATRACS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------

                                                                  1998          1997           1996
OPERATING ACTIVITIES:
  Net income (loss) ....................................   $    389,091    $  (254,887)   $  (905,438)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Deferred tax benefit ................................       (422,210)
   Loss on disposal of assets ..........................                        15,907
    Depreciation and amortization ......................      1,183,396         76,851         44,420
    Net accretion of discount on investment securities .                                      (42,204)
    Provision for bad debts ............................         68,651
    Consulting  service  expense paid with common stock                                        24,600
 Changes in assets
    and liabilities:
      Accounts receivable, net .........................     (1,452,045)      (379,764)      (149,754)
      Inventories ......................................       (450,645)      (141,974)       (59,809)
      Prepaid expenses and other assets ................       (151,944)       (33,725)       (57,085)
      Accounts and acquisition costs payable and
        accrued expenses ...............................        734,067        852,607        103,201
                                                           ------------    -----------    -----------
  Net cash (used in) provided by operating activities ..       (101,639)       135,015     (1,042,069)
                                                           ------------    -----------    -----------
INVESTING ACTIVITIES:
  Net cash paid in acquisitions ........................     (1,458,691)      (425,000)
  Purchase of investment securities ....................                                   (2,825,799)
  Proceeds from maturities of investment securities ....                       425,852      3,907,000
  Issuance of notes receivable .........................                      (102,000)      (114,143)
  Capital expenditures .................................       (388,003)      (181,806)       (92,752)
                                                           ------------    -----------    -----------
  Net cash (used in) provided by investing activities ..     (1,846,694)      (282,954)       874,306
                                                           ------------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from note receivable issued for common stock       2,073,562        234,501        183,557
  Proceeds from short-term margin loan .................                      (139,268)       139,268
  Repayment of net deferred compensation ...............                       (45,129)      (203,646)
  Cash received for stock options and warrants exercised        103,243
  Payment of notes payable .............................       (204,823)
  Net proceeds from issuance of common stock ...........                       387,403

                                                           ------------    -----------    -----------
           Net cash provided by financing activities ...      1,971,982        437,507        119,179
                                                           ------------    -----------    -----------
NET INCREASE (DECREASE) IN CASH ........................         23,649        289,568        (48,584)
CASH AT BEGINNING OF YEAR ..............................        392,712        103,144        151,728
                                                           ============    ===========    ===========
CASH AT END OF YEAR ....................................   $    416,361    $   392,712    $   103,144
                                                           ============    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................   $    413,335                   $     2,936
                                                            ===========                   ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Issuance of notes payable ...........................   $ 10,000,000

  Common stock issued for acquisition ..................   $ 10,558,996    $   420,000

  Common stock issued for services rendered ............                                  $    24,600

  Discount on redemption of note receivable
   for common stock ....................................   $     44,274

  Reclassification of evaluation inventory
    units to property ..................................   $     88,372

  Common stock issued for note receivable ..............                   $  1,930,915

See notes to consolidated financial statements .........



BOATRACS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - BOATRACS, Inc. and its wholly owned subsidiaries Enerdyne Technologies, Inc. ("Enerdyne"), OceanTrac, Inc. and BOATRACS
     (Europe) B.V. (collectively called the "Company") is engaged in the business of distribution of the OmniTRACS satellite-based communications and tracking system for marine application under a license and distribution agreement with QUALCOMM, Incorporated ("QUALCOMM", see Note 10) and is also a provider of video compression products to the government and commercial markets. Under the QUALCOMM agreement, the Company sells mobile communications terminals and software for use on board marine vessels and by marine dispatchers. In addition, the Company also provides 24-hour data transmission and messaging services. MED Associates, Inc. ("Gulfport") which was acquired by the Company in November 1997 is a provider of software applications and service solutions to the commercial workboat industry and to oil companies.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Boatracs, Inc. and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     Investment Securities - Investment securities represented U.S. Treasury securities that the Company held to maturity, which were reported at amortized cost.

     Inventories - Inventories, comprising of raw materials, work in process and furnished goods, are carried at the lower of average cost or market.

     Property, Patent and Goodwill - Property is recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets (generally 3-5 years). Goodwill is amortized over 10 and 16 years, and the Company's patent is amortized over 16 years.

     Revenue Recognition - Revenue from the sale of communication systems is recognized at the time the equipment is shipped to the customer. Revenue from messaging is recognized at the time the transmission is made by the customer. Sales of standard video compression units, which do not entail significant customer modifications, are recognized upon shipment of products to customers. Revenues related to contracts involving significant customer modifications or the development of new technologies are accounted for using the percentage-of-completion as costs are incurred. Products are subject to a right of return for one year. Actual return experience has not been significant.

     Significant Customers - For the Company's communications, data transmission and software revenues, major customers individually accounted for 24%, 10% and 8% of 1998 sales, 18%, 12% and 9% of 1997 sales, and 26%, 12% and 8% of
     1996 sales. Accounts receivable from these customers aggregated $387,432 and $437,077 at December 31, 1998 and December 31, 1997 respectively. Enerdyne's major video compression customers individually accounted for 19%, 16% and 10% of sales since acquisition date in 1998. Accounts receivable from these customers aggregated $270,994 at December 31, 1998. The Company and Enerdyne have not historically experienced any losses on their accounts receivable.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price.

     Net Income (Loss) Per Share - Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" and "Diluted EPS" on the face of the income statement. In the years ending December 31, 1997 and 1996, common stock equivalents had an anti-dilutive effect on the net loss, and therefore diluted EPS is not presented.

     Segment Information - In 1998, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Accordingly, the Company has disclosed all applicable results of operations by segment and geographic details as proscribed.

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

     Reclassifications - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

2.    ACQUISITIONS

     Enerdyne  Technologies,  Inc.  - On July 7,  1998,  the  Company  purchased
     Enerdyne Technologies, Inc. ("Enerdyne"), a provider of versatile, high performance digital video compression products to the government and commercial markets. Enerdyne, formed in 1984, is located in Santee, California. The acquisition price of $22.6 million was paid for by a combination of cash, common stock and notes payable. Patents in the amount of $18 million and goodwill in the amount of $10.5 million were recorded and will each be amortized over 16 years. The two selling shareholders of Enerdyne signed employment contracts with the Company for one and two years, respectively, and one selling shareholder was elected to the Board of Directors in September, 1998.

     A First Amendment to the Agreement and Plan of Reorganization ("Amendment") in connection with the Enerdyne Acquisition was executed effective July 7, 1998. The Amendment increased the number of compensatory option shares and exercise price subject to a specific paydown on the acquisition notes payable to the selling shareholders. On December 29, 1998 bank financing was obtained to effect the compensatory contingency per the Amendment (see Notes Payable - Note 6) and the options were revised to 663,500 at an exercise price of $2.65 in accordance with the calculations and provisions in the Amendment.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:






          PROFORMA INFORMATION,  (Unaudited)     1998          1997
          --------------------
                                              -----------   -----------
          Net sales .......................  $ 5,657,842   $12,421,000
          Net income .....................   $   295,086   $ 1,184,000
          Basic earnings (loss) per share    $       .02   $       .08
          Diluted earnings per common share  $       .01   $       .07
          Weighted average common
           shares outstanding                 18,870,412    16,535,000
          Weighted average common
           shares outstanding,                20,309,195    16,677,000
           assuming dilution

     OceanTrac Inc. - Effective July 1, 1998, the Company acquired all of the outstanding shares in OceanTrac Inc., a Canadian corporation ("OceanTrac"). The acquisition was effected by the exercise of the Company's rights under a 1996 Joint Venture Agreement entered into among the Company, OceanTrac and OceanTrac Systems Limited, a Nova Scotia corporation ("Systems"). In addition, the Company purchased all of the assets of Systems for consideration of 5,000 shares of the Company's Common Stock valued at $4.75 per share and foregiveness of notes totaling $310,463. The acquisition of OceanTrac and Systems resulted in recording of intangibles in the amount of approximately $388,000 which will be amortized by the Company over ten years.

     MED Associates, Inc. - Effective November 1, 1997, the Company purchased certain assets and liabilities of MED Associates, Inc. ("Gulfport") for $500,000 cash, and 300,000 shares of restricted common stock valued at $1.40 per share. Goodwill in the original amount of $845,000 was recorded and is amortized over ten years.

     On December 30, 1998 the Agreement with Gulfport was amended to reduce the shares of restricted stock to 240,000 and cash that was payable in December 1998 to $30,000.
     Accordingly, goodwill was reduced by $304,000.

     Gulfport is a Mississippi-based provider of software applications and service solutions to the marine industry. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of Gulfport are included in the consolidated balance sheet as of December 31, 1997. The results of Gulfport's operations from the date of the acquisition to December 31, 1997 were not significant.

3.    BALANCE SHEET DETAILS

                                        1998          1997
                                 -----------   -----------
     Accounts receivable ....... $ 2,384,604   $   949,874
     Less allowance for doubtful
     accounts ................        64,200        12,864
                                 -----------   -----------
                                 $ 2,320,404   $   937,010
                                 -----------   -----------
     Inventory:
     Raw materials ...........   $   364,889
     Work in progress ........       214,155
     Finished goods ..........       105,693   $   234,092


                                 -----------   -----------
       Total .................   $   684,737   $   234,092

                                 -----------   -----------

    Property - at cost:
    Computers and equipment ..   $   835,320   $   334,942
    Furniture and fixtures ...       211,905
    Leasehold improvements ...        55,390        37,655
                                 -----------   -----------
                                   1,102,615       372,597
        Less accumulated
         depreciation ........       364,278       148,734
                                 -----------   -----------
                                 $   738,337   $   223,863
                                 -----------   -----------

    Goodwill ................... $11,633,203   $   845,000
    Less amortization ........       441,070        14,083
                                 -----------   -----------
                                 $11,192,133   $   830,917
                                 -----------   -----------

    Patent ...................   $18,000,000
     Less amortization .......       540,865
                                 -----------
                                 $17,459,135
                                 -----------

     Depreciation expense was $216,967, and $62,768 and $44,420 for the years ended December 31, 1998, 1997, 1996 respectively. Amortization expense was $966,429 and $14,083 for the years ended December 31, 1998 and 1997 respectively.

4.   NOTES RECEIVABLE

     Canadian Company - The Company had a note receivable agreement with a Canadian company. Outstanding advances on the note bore interest at 9.0% and were due on demand. Advances on the note totaled $310,463 at December 31, 1997. In July 1998, the Company acquired 100% of the Canadian Company (see Note 2 -Acquisitions).

5.   LEASES

     Facility Leases - The corporate office leases its facilities under a non-cancelable operating lease that expires December 2002. The Company relocated to this facility in July 1998. The Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company also leases a 9,800 square foot building in Santee, California for its Enerdyne subsidiary, which expires in July 1999, and a 2,507 square foot facility in Gulfport, Mississippi, which expires in January 2000. Boatracs (Europe) B.V., operates a facility in Leiden, The Netherlands pursuant to a lease expiring in December 2001. Total rent expense was $217,157, $57,894 and $51,900 for the years ended December 31, 1998, 1997 and 1996 respectively.

     Future minimum lease payments at December 31, 1998 are summarized as follows:


        Year Ending December 31,

                    1999                  $  388,388
                    2000                     226,318
                    2001                     224,556
                    2002                     189,865
               Total                      $1,029,127

6.   NOTES PAYABLE

     In connection with the acquisition of Enerdyne on July 7, 1998 (see Note 2 Acquisitions), the Company issued two notes payable in the total amount of $10,000,000 to or on behalf of the previous owners. Notes in the amount of $8,000,000 are senior promissory notes payable on July 7, 1999 and bearing interest at 8.5% per annum. The other notes are subordinated promissory notes in the amount of $2,000,000 with specified minimum annual payments and any remaining amounts payable June 30, 2002 and bearing interest at 8.5% per annum.

     On December 29, 1998, the Company entered into a five year loan agreement with a bank for $4,250,000 at a variable interest rate based on the lender's prime rate. The initial rate at December 29, 1998 was 7.75%. The proceeds were used to pay a portion of the $8,000,000 loan to the previous Enerdyne owners. The loan is collaterized by the stock of the Company's subsidiaries (Boatracs Europe, OceanTrac, Inc. and Enerdyne Technologies, Inc.), as well as the Company's inventory, accounts, equipment, fixtures and other goods. The terms for the remaining balances on the notes were amended so that they expire on January 1, 2004.

     On December 29, 1998, the Company entered into a line of credit agreement with the bank to borrow up to $750,000 at an interest rate equal to the lender's prime rate which was 7.75% on December 29, 1998. The agreement expires on December 29, 2000. At December 31, 1998 there were no borrowings on the line of credit.



                                                               Balance at
                                                           December 31, 1998
                                                        --------------------
                Promissory note payable to bank              $  4,250,000
                Senior promissory notes                         3,575,177
                Subordinated promissory note                    2,000,000
                                                        -----------------
                                                                9,825,177
                Current portion                                 1,730,399


                                                        -----------------
                     Long term portion                       $  8,094,778
                                                        -----------------

     Future minimum debt payments are summarized as follows:

                           Year ending December 31,

                           1999                             $1,730,399
                           2000                              1,964,687
                           2001                              2,154,937
                           2002                              2,217,248
                           2003                              1,685,066
                           Thereafter                           72,840
                                                       ---------------
                           Total                            $9,825,177
                                                       ---------------


    Future minimum debt payments are subject to acceleration under certain conditions.

7.    INCOME TAXES

    Due to a valuation allowance provided for deferred income tax assets for the years ended December 31, 1997 and 1996, there was no income tax expense or benefit and the Company's effective income tax rate was 0%.

    The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                   December 31      December 31,
                                                          1998          1997
                                                   -------------    -----------
        Deferred assets/(liabilities)
           Net operating loss carryforward            $568,000        $830,000
           Income tax credits                          105,000          49,000
           Allowance for uncollectible account          28,000           6,000
           Deferred income                               8,000          16,000
           State taxes                                   5,000             400
           Patent                                   (6,984,000)
           Other                                        12,000          15,000
                                                   -------------    -----------
           Net deferred assets/(liabilities)        (6,258,000)        916,400
           Valuation allowance                        (388,000)       (916,400)
                                                   -------------    -----------
           Total deferred tax amount               $(6,646,000)              0
                                                   -------------    -----------

     The provision for income taxes consists of the following:

                                                      Income/(expense)
                  .                                      Fiscal 1998


                                                      ------------------
                  Current:
                           Federal                        $173,939
                           State                             3,497
                                                      ------------------
                           Total current                   177,436
                                                      ------------------
                  Deferred:
                           Federal                         127,726
                           State                           117,048
                                                      ------------------
                           Total deferred                  244,774
                                                      ------------------
                           Total Provision                $422,210
                                                      ------------------

     At December 31, 1998, the Company had unused net operating loss carryforwards of approximately $449,000 for Federal income tax purposes which expire at various dates from 2005 to 2012 and $320,000 for state income tax purposes which expire at various dates from 1999 to 2002.

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax is as follows:

                                         Fiscal          Fiscal         Fiscal
                                          1998            1997           1996
                                        ---------    ------------    ---------
         Statutory federal rate           (34%)          (34%)          (34%)
         State income taxes


         Netof federal income tax        (245%)
         benefit
         Change in valuation
         allowance                      (1293%)           36%            34%


         R&D credit                       (82%)           (6%)
         Goodwill                         321%
         Other                             28%             4%
                                     ------------    ------------   ---------
         Effective tax rates            (1305%)            0%             0%
                                     ============    ============   =========

8.   STOCKHOLDERS' EQUITY

     Note Receivable Issued for Common Stock - During March 1995, the Company issued 1,112,265 shares of common stock to Qualcomm (see Note 9 - Related Party Transactions) for $737,000. The purchase price of the shares was paid by a reduction in the price of certain products and services currently provided by Qualcomm to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under a license and distribution agreement (see Note 10 License and Distribution Agreement). The transaction was recorded as a note receivable for common stock issued which is reduced as discounts are earned. Through December 31, 1998, a total of $737,000 in discounts had been earned and the balance of the note receivable eliminated.

     In October 1997, the company issued 2,900,000 shares of common stock to an individual who subsequently became an officer/director of the company, at a discounted rate of $0.80 per share pursuant to the terms of the Restricted Stock Purchase Agreement. In connection with the shares, the Company received a promissory note in the amount of $1,930,915 bearing 5.77% interest. The note required payments of $420,240 on April 15 and October 15 of each year commencing in 1998 with the final payment due on April 15, 2000. The note had been recorded as a reduction of equity on the balance sheet. During 1998, the note and accrued interest were purchased by an outside party at a discount of $44,274, which was recorded as a reduction of the common stock originally issued.

     In July 1998, the Company issued a total of 3,000,000 shares of common stock to the selling shareholders and their investment bankers of Enerdyne valued at $3.17 pursuant to an Agreement and Plan of Reorganization.

     Stock Warrants - During October 1995, the Company issued 25,000 common stock purchase warrants. The warrants represent the right to purchase one share of the Company's common stock at $1.50 and expire during October 1998. In 1998, the warrants were exercised.

     In April 1998, the Company issued 30,000 warrants to a consultant, at an exercise price of $1.50 per share.

     In June 1998, the Company issued warrants to purchase 25,000 shares of common stock at $4.44 per share to a third party in connection with a purchase of a promissory note from a director and officer of the Company.

     In July 1998, the Company issued warrants to purchase 500,000 shares of common stock at $2.00 per share to the selling shareholders of Enerdyne and their investment bankers.

     Stock Options - During January 1996, the Company entered into a Non-Circumvention Agreement with a financial consultant. The agreement included a grant of 50,000 stock options at $1.50 each. There is no expiration date on the agreement, however the agreement may be terminated by the company at will.

     In July, 1998, the Company issued options to purchase 1,000,000 shares of common stock to the two selling shareholders of Enerdyne at $2.00 per share. Pursuant to an amendment to the agreement, the options were adjusted to a total of 1,327,000 options at $2.65 each.

     Registration Statements with the Securities and Exchange Commission - During 1995, the Company filed two registration statements on Form S-1 with the Securities and Exchange Commission, registering a total of 6,049,684 shares of the Company's common stock. The Company did not receive any proceeds from this transaction.

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

     During April 1998, the Company filed a registration statement on Form SB-2 that provides for registration of 9,900,070 shares on behalf of selling shareholders. The Company did not receive any proceeds from this transaction. The registration statement, which is not yet effective, has been refiled for final acceptance by the Commission.

     Stock Option Plan - Under the amended 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. Stock option transactions are summarized below:

                                                Number of     Price per Share
                                                of shares


      Outstanding , January 1, 1996                      0
      Granted ......................               730,500    $   1.00- $ 1.81
      Cancelled ....................               (21,000)   $   1.00- $ 1.81
                                                     -----
      Outstanding, December 31, 1996               709,500    $   1.00- $ 1.81
      Granted ......................               167,500    $   1.19- $ 1.25
      Cancelled ....................              (208,934)   $   1.00- $ 1.18
      Exercised ....................                (4,667)   $   1.00- $ 1.13
                                                     -----
      Outstanding, December 31, 1997               663,399    $   1.00- $ 1.81
      Granted ......................               767,300    $   2.00- $ 4.63
      Cancelled ....................               (87,669)   $   1.13- $ 3.75
      Exercised ....................               (57,531)   $   1.00- $ 2.38
                                                     -----
      Outstanding, December 31, 1998             1,285,499
                                                     -----

     The Company applies Accounting Principles Board of Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income for the period ended December 31, 1998 would have been reduced by approximately $541,000 and the Company's net loss for the years ended December 31, 1997 and 1996 would have been increased by $73,000 and $33,000 for each of the two years, respectively.

     Under FASB 123, the fair value of the options granted during 1998 is estimated as approximately $2,258,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 236%, risk-free interest rate of 5.1%, and an expected average life of 6.7 years.

     The following table summarizes information as of December 31 1998 concerning currently outstanding and exercisable options:

                   Options Outstanding              Options Exercisable
     --------------------------------------------------------------------

                             Weighted Average       Weighted Number
     Range of
      Average    Number     Remaining               Number       Average
     Exercise    Outstand   Contractual Exercise     Exercis    Exercise
     Pricec        ing        Life      Price        able        Price
     ---------- ----------- ----------------------- ---------------------

     $1.00-$2.50   931,500       5.2     $1.53        212,200    $1.10
     $2.51-$5.00   354,000       6.4     $3.59         0         n/a


9.    RELATED PARTY TRANSACTIONS

     On October 15, 1997, Company received a promissory note from an individual who subsequently became an officer, director and shareholder of the Company in the amount of $1,930,915 bearing a rate of 5.77%. The note was issued in connection with a Restricted Stock Purchase Agreement of the same date for a total of 2,900,000 shares of the Company's stock (see Note 8 - Note Receivable Issued for Common Stock). The shares were issued at a discounted rate of $0.80 per share based on the restrictions of the agreement. The note called for semi annual installments with the final payment on April 15, 2000. During June 1998, the note and accrued interest were purchased by an outside party at a discount of $44,274, which was recorded as a reeduction of the common stock originally issued.

10.  LICENSE AND DISTRIBUTION AGREEMENT

     During 1990, the Company entered into a license and distribution agreement, as amended through June 25, 1997, with QUALCOMM. Pursuant to the agreement, the Company was appointed QUALCOMM'S exclusive and non-exclusive distributor, in defined territories, of the OmniTRACS satellite-based communications and tracking system (the "System") for marine applications. During 1996, the Company reached certain sales goals and became the exclusive distributor in previously non-exclusive territories. The Company was also appointed provider of message services to the users of the System. In connection therewith, the Company was also granted an exclusive and non-exclusive license to certain software used with the System. QUALCOMM was granted an exclusive perpetual, worldwide, royalty free license to any improvements made by the Company to the System or related software.

     Under the agreement, the Company is required to sell a certain minimum number of systems in order to maintain the exclusivity of its distribution rights. The minimum purchase requirements for each calendar year is to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 systems for calendar year ended December 31, 1997 and increasing by 10% each year thereafter. The Company met this requirement in 1998, 1997 and 1996.

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

     Sub-service  Provider  Agreement - During 1997, the Company  entered into a
     Sub-service Provider Agreement with ALCATEL Qualcomm, a French company, whereby the Company will provide maritime satellite-based communications and tracking of vessels to certain countries in Europe.

11.  SALARY REDUCTION SIMPLIFIED EMPLOYER PLAN (SAR-SEP)

     During September 1996, the Company approved the adoption of a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis effective January 1996. Employees were able to contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution is determined each year by the Company. In 1998 and 1997, the Company did not elect to contribute to the Plan, and the Plan was terminated in 1998.

12.   GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

     The Company operates what management believes to be two reportable business segments: Communications and Video Compression. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

     The Communications segment consists of the operations of Boatracs, Inc., Boatracs (Europe) B.V. and Oceantracs, Inc., as well as the operations of MED. The Communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communication and tracking systems manufactured by QUALCOMM. In addition, the Company's wholly owned subsidiaries, Boatracs (Europe) B.V. and Oceantracs, Inc. have agreements with QUALCOMM'S authorized service providers in Europe and Canade for marine distribution of OmniTRACS in parts of Europe and Canada. MED is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

     The Video Compression segment consists of the operations of Enerdyne which the Company acquired in July 1998 (see Note 2 - Acquisitions). Enerdyne is a provider of versatile, high performance digital video compression products to the government and commercial markets.

     In 1997 and 1996 there was only one segment, communications.

     Information by industry segment for the year ended December 31, 1998 is set forth below.

                                                     Video
                               Communications    Compression     Consolidated
                              --------------------------------- -------------
      Revenues                   $ 7,914,508    $  2,258,812      $10,173,320
      Income from operations        $186,233        $146,560         $332,793
      Interest revenue               $43,040          $4,383          $47,423
      Interest expense                              $413,335         $413,335
      Depreciation and
       amortization                 $272,816        $910,580       $1,183,396
      Total assets               $ 3,844,938     $29,225,548      $33,070,486


     The Company has two foreign subsidiaries: Boatracs (Europe) B.V. and Oceantracs Inc. Boatracs (Europe) B.V. is located in The Netherlands and provides communication services to the European market. Oceantrac Inc. provides communication services in Eastern Canada. In addition, Enerdyne has limited foreign sales.

     The following table
     presents  revenues  and  long  lived  assets   (excluding   goodwill)
     for  each  of  the geographical areas in which the Company operates:


                  1998                       1997                   1996
            ----------------------    -------------------- --------------------
                            Long-                   Long-               Long-
                            Lived                   Lived               Lived
               Revenues     Assets    Revenues     Assets     Revenues  Assets

            ----------- ----------- ---------    --------- -------------------

    United
    States   $9,503,838  $18,087,961 $4,402,055  $159,934 $3,489,868  $100,232
    Inter-
    national    669,482      109,511    845,486    63,929     11,314    20,499




            -----------    ----------- ----------------- --------- --------
    Total   $10,173,320 $18,197,472  $5,247,541  $223,863 $3,501,182  $120,731