Form 10QSB
period 1999-03-31
BOATRACS INC /CA/
filed 1999-05-17
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

            |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,852,508 shares of common stock as of May 10, 1999.

Transitional Small Business Disclosure Format (check one): Yes  __    No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOATRACS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended March 31,
                                              1999                   1998
                                              ----                   ----
REVENUES:
Communications systems                     $553,209              $1,192,215
Data transmission and messaging           1,078,415                 810,573
Video compression                         1,435,676
                                  -----------------      ------------------
        TOTAL REVENUES                    3,067,300               2,002,788
                                  -----------------      ------------------

COSTS AND EXPENSES:
Communications systems                      343,152                 759,078
Data transmission and messaging             445,604                 442,868
Video compression                           371,292
Selling, general and administrative       1,616,950                 703,257
                                  -----------------      ------------------
        TOTAL COSTS AND EXPENSES          2,776,998               1,905,203
                                  -----------------      ------------------

INCOME  FROM OPERATIONS                     290,302                  97,585

Interest income                               2,545                  32,835
Interest expense                            204,730
                                  -----------------      ------------------

INCOME BEFORE TAXES                          88,117                 130,420

INCOME TAX BENEFIT                          111,000

                                  =================      ==================
NET INCOME                                $ 199,117               $ 130,420
                                  =================      ==================


BASIC EARNINGS PER COMMON SHARE               $0.01                   $0.01
                                             ------                   -----

DILUTED  EARNINGS PER COMMON SHARE            $0.01                   $0.01
                                             ------                   -----

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              18,839,476               15,831,368

Dilutive effect of:

Employee stock  options                   2,237,888                 854,461
Warrants                                    580,000                  77,667
Weighted average of common shares
 outstanding, assuming dilution          21,657,364              16,763,496

See Notes to Consolidated Financial Statements


BOATRACS, INC.
CONSOLIDATED BALANCE SHEETS



                                          March 31,              December 31,
                                 ------------------       ------------------
ASSETS                                      1999                     1998
------                                      ----                     ----
                                        (Unaudited)
CURRENT ASSETS:
  Cash                                    $295,706                 $416,361
  Accounts receivable - net              3,138,547                2,320,404
  Inventories                              595,681                  684,737
  Prepaid expenses and other assets        276,917                  259,379
                                 ------------------       ------------------
       TOTAL CURRENT ASSETS              4,306,851                3,680,881

PROPERTY - net                             704,435                  738,337
PATENT - net                            17,177,885               17,459,135
GOODWILL - net                          11,000,585               11,192,133
                                 ------------------       ------------------

TOTAL                                  $33,189,756              $33,070,486
                                 ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $1,214,430               $1,068,347
  Accrued expenses                         621,820                1,064,993
  Current portion of notes payable       1,730,399                1,730,399
                                ------------------       ------------------
        TOTAL CURRENT LIABILITIES        3,566,649                3,863,739

NOTES PAYABLE - net of current portion   8,387,177                8,094,778
DEFERRED TAX LIABILITY                   6,527,084                6,639,584

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
  1,000,000 shares authorized,
  no shares issued
  Common stock, no par value;
  100,000,000 shares authorized,
  18,852,508 and 18,834,032 shares
  issued and outstanding
  in 1999 and 1998 respectively         17,564,827               17,527,483
  Accumulated deficit                   (2,855,981)              (3,055,098)
                                ------------------       ------------------
        TOTAL STOCKHOLDERS' EQUITY      14,708,846               14,472,385
                                ------------------       ------------------

TOTAL                                  $33,189,756              $33,070,486
                                ==================       ==================

See Notes to Consolidated Financial Statements


BOATRACS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Three months ended March 31,
                                                 1999                   1998
                                                 ----                   ----
Operating activities:
Net income                                    $199,117               $130,420
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Deferred tax benefit                      (112,500)
    Depreciation and amortization              548,929                 44,310
Changes in assets and liabilities:
    Accounts receivable, net                  (818,143)              (527,487)
    Inventories                                 89,056                (40,948)
    Deposit in escrow                                0               (500,000)
    Prepaid expenses and other assets          (17,538)               (15,402)
    Accounts payable and accrued expenses     (297,090)               251,492
                                      -----------------      -----------------
Net cash used in operating activities         (408,169)              (657,615)
                                      -----------------      -----------------

Investing activities:
  Capital expenditures                         (42,229)               (50,957)
                                      -----------------      -----------------
Net cash used in investing activities          (42,229)               (50,957)
                                      -----------------      -----------------

Financing activities:
  Payments received on notes receivable
     issued for common stock                                          549,579
  Draws on line of credit                      650,000
  Cash received from exercise
  of stock options                              37,344                 39,927
  Payments on notes payable                   (357,601)
  Issuance of notes receivable                                        (17,000)
                                     -----------------      -----------------
Net cash provided by financing
      activities                               329,743                572,506
                                     -----------------      -----------------

Net decrease in cash                          (120,655)              (136,066)

Cash at beginning of period                    416,361                392,712
                                     -----------------      -----------------

Cash at end of period                         $295,706               $256,646
                                     =================      =================




See Notes to Consolidated Financial Statements







BOATRACS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements as of and for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

NOTE 2 - BALANCE SHEET DETAILS

                                                 3/31/99               12/31/98

                                        ----------------       ----------------
Accounts receivable                           $3,202,747             $2,384,604
 Less allowance for doubtful accounts             64,200                 64,200
                                        ----------------       ----------------
                                              $3,138,547             $2,320,404
                                        ----------------       ----------------
Inventory:
 Raw materials                                 $ 343,091               $364,889
 Work in progress                                127,920                214,155
 Finished goods                                  124,670                105,693
                                        ----------------       ----------------

  Total                                         $595,681              $684,737
                                        ----------------       ----------------
Property - at cost:
 Computers and equipment                       $ 870,786              $835,320
 Furniture and fixtures                          218,668               211,905
 Leasehold improvements                           55,390                55,390
                                        ----------------       ----------------
                                               1,144,844             1,102,615
      Less accumulated depreciation              440,409               364,278

                                        ----------------       ----------------
                                               $ 704,435              $738,337
                                        ----------------       ----------------
 Goodwill                                    $11,633,203           $11,633,203
      Less accumulated amortization              632,618               441,070
                                        ----------------       ----------------
                                             $11,000,585           $11,192,133

                                        ----------------       ----------------

  Patent                                     $18,000,000           $18,000,000
      Less accumulated amortization              822,115               540,865
                                        ----------------       ----------------
                                             $17,177,885           $17,459,135

                                        ----------------       ----------------

Depreciation expense was $76,137 and $23,159 for the three months ended March 31, 1999 and 1998, respectively. Amortization expense was $472,792 and $21,151 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 3 - SELLING STOCKHOLDER REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION

On April 29, 1998, a Registration Statement on Form SB-2 was filed with the Securities & Exchange Commission ("Commission") which provides for registration of 5,370,070 shares (later revised to 10,154,865) of common stock on behalf of certain selling stockholders, including (1) QUALCOMM, Inc., a major supplier of the Company, (2) shares received by an officer and director in connection with a Restricted Stock Purchase Agreement, (3) warrants granted to two directors of the Company, (4) warrants granted to a Company consultant and (5) shares purchased by shareholders in private transactions. The Company did not receive any proceeds related directly to the Form SB-2. The Registration Statement became effective May 11, 1999.

NOTE 4 - STOCK OPTIONS

Under the amended 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 2,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire seven years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At March 31, 1999, there were 1,904,000 options outstanding under the plan.

NOTE 5 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company  operates what  management  believes to be two  reportable  business segments: Communications and Video Compression. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The Communications segment consists of the operations of Boatracs, Inc., Boatracs (Europe) B.V. and Oceantracs, Inc., as well as the operations of BOATRACS Gulfport. The Communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communication and tracking systems manufactured by QUALCOMM. In addition, the Company's wholly owned subsidiaries, Boatracs (Europe) B.V. and Oceantracs, Inc. have agreements with QUALCOMM'S authorized service providers in Europe and Canada for marine distribution of OmniTRACS in parts of Europe and Canada. BOATRACS Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

The Video Compression segment consists of the operations of Enerdyne which the Company acquired in July 1998. Enerdyne is a provider of versatile, high performance digital video compression products to the government and commercial markets. In the first quarter of 1998, there was only one segment:
Communications.

Information by industry segment for the quarter ended March 31, 1999 is set forth below.






                                                                   Video
                         Communications     Compression        Consolidated
                        ---------------    ------------       -------------
Revenues                    $ 1,631,624    $  1,435,676          $3,067,300
Income from operations           43,702         246,600             290,302
Interest revenue                  1,613             932               2,545
Interest expense                  2,304         202,426             204,730
Depreciation and
amortization                     72,651         476,278            $548,929
Total assets                $ 3,077,774     $30,111,982         $33,189,756

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

                    3/31/99                               3/31/98
                -------------------------     ---------------------------
                               Long-                              Long-
                               Lived                              Lived
                 Revenues      Assets           Revenues         Assets
                --------    ------------        ---------       -------
United States  $2,953,530    $17,786,732       $1,927,725        $206,610
International     113,770         95,588           75,063          45,051
                ---------     ----------      -----------       ---------
     Total     $3,067,300    $17,882,320       $2,002,788        $251,661



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has two main business units:
         1.  BOATRACS, Inc. ("BOATRACS"), and
         2.  Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary

The Company earns revenue primarily from four sources: (a) sales of satellite based communications equipment and software, and additional complementary and/or modified equipment created or procured by BOATRACS for marine application; (b) data transmission and messaging charges; (c) software license fees and charges for custom software development solutions and (d) development and sales of video compression products.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, Inc., the sole supplier of equipment sold by the Company, and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


For the three months ended March 31, 1999 and 1998

Total revenues for the quarter ended March 31, 1999, were $3,067,300 an increase of $1,064,512 or 53.2% as compared to total revenues of $2,002,788 for the quarter ended March 31, 1998.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems and related software were $553,209 or 18.0% of total revenues, a decrease of $639,006 or 53.6% compared to $1,192,215 or 59.5% of total revenues in the first quarter of 1998. The decrease in communication systems revenues compared to the same period of the prior year, reflects decreased sales in the United States in the amount of $573,379 or 77%, primarily due to timing. The sales cycle of communication systems is not even throughout the year and the sales process can take a considerable amount of time.

Data transmission and messaging revenues were $1,078,415 or 35.2% of total revenues, an increase of $267,842 or 33.0% compared to $810,573 or 40.5% of total revenues in the first quarter of 1998. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels in the past year.

Video compression revenues in the amount of $1,435,676 or 46.8% of total revenues, represent revenues from Enerdyne which the Company acquired on July 7, 1998.

Communications systems expenses were $343,152 or 62.0% of communications systems revenues for the quarter ended March 31, 1999, a decrease of $415,926 or 54.8%, compared to $759,078 which represented 63.7% of communications systems revenues in the corresponding quarter of the prior year. The dollar decrease in expenses primarily reflects the decrease in communication systems sales.

Data transmission and messaging expenses were $445,604 or 41.3% of data transmission and messaging revenues for the quarter ended March 31, 1999, an increase of $2,736 or 1%, compared to $442,868 which represented 54.6% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar increase in costs reflects increased data transmission and messaging services rendered for transmission and messaging activities due to the greater number of BOATRACS systems installed on vessels. The increase in gross margin percentage in the first quarter of 1999 in the amount of 13% is primarily due to a change in the billing structure from the service provider and also a reduction in costs from the service provider during the second half of 1998. Video compression expenses were $371,292 in the first quarter which was 25.9% of video compression revenues.

Selling, general and administrative expenses were $1,616,950 or 52.7% of total revenues for the quarter ended March 31, 1999, an increase of $913,693 or 129.9%, compared to $703,257 or 35.1% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to increases in operating expenses in connection with the acquisition of Enerdyne Technologies, Inc. in July 1998. Salary expenses increased due to additional employees in the amount of $236,043 or 48%, rent increased by $44,069 or 60%, insurance increased by $32,843 or 57% and travel increased by $26,798 or 35% all due to additional staff and expenses related to the acquisitions. In addition, amortization of goodwill and a patent was $472,792 in the first quarter of 1999. Depreciation increased by $52,292 or 69%.

Earnings before interest, taxes, depreciation and amortization for the quarter ended March 31, 1999 were $838,544 compared to $120,746 in the first quarter of 1998.

Interest expense in the amount of $204,730 for the first quarter of 1999 primarily represents interest on notes payable issued in connection with the acquisition of Enerdyne on July 7, 1998.

The income tax benefit recorded in the amount of $111,000 in the quarter ended March 31, 1999 represents the amortization of a temporary tax difference on the life of the Enerdyne patent.

Liquidity and Capital Resources

The Company's cash balance at March 31, 1999 was $295,706, a decrease of $120,655 compared to the December 31, 1998 cash balance of $416,361. At March 31, 1999, working capital was $806,677 an increase of $989,535 from the negative working capital of $182,858 at December 31, 1998. Cash of $408,169 was used in operating activities, cash of $42,229 was used in investing activities and cash of $329,743 was provided by financing activities in the first three months of 1999.

On December 29, 1998, the Company signed a promissory note with a bank in the amount of $4,250,000 and used the proceeds to pay down a portion of a $8,000,000 note issued in connection with the acquisition of Enerdyne. The interest rate on the promissory note is 7.75% per annum and will be paid over five years in monthly payments of $70,833. In addition, the Company entered into a line of credit agreement with the bank of borrow up to $750,000 at an interest rate equal to the lender's prime rate which was 7.75% on December 29, 1998. The agreement expires on December 29, 2000. The amount drawn on the line at March 31, 1999 was $650,000.

Accounts receivable net of an allowance for uncollectible amounts increased $818,143 to $3,138,547 at March 31, 1999 from $2,320,404 at December 31, 1998 due primarily to the timing and increase of total sales. Property, net of accumulated depreciation, was $704,435 at March 31, 1999, a decrease of $33,902 due primarily to depreciation expense in the first quarter of 1999. Goodwill and patent, net of amortization, decreased by $191,548 and $281,250 respectively due to amortization expense in the first quarter of 1999.

Accounts payable were $1,214,430 at March 31, 1999, an increase of $146,083 compared to a balance of $1,068,347 at December 31, 1998. Accrued expenses decreased by $443,173 at March 31, 1999 to $621,820 from $1,064,993. When combining these two accounts, the change is a $297,090 decrease. The combined decrease is due primarily to a decrease in vendor payables due to less communication systems sold in the first quarter of 1999 compared to the fourth quarter of 1998. In addition there was a reduction of accrued salaries in the amount of approximately $50,000 due to the timing of payroll. Short-term portion of notes payable in the amount of $1,730,399 relates to the promissory note to a bank entered into in December 1998 and notes owing to the previous owners of ENERDYNE.

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

For internally developed products, the upgrade process is in final testing phase and will be completed by the end of the current fiscal year. Development costs associated with the upgrade have been included in operations as incurred. The Company has spent a total of $15,000 to date and anticipates that the total cost to complete the conversion will be approximately $25,000 and will be included in operations as incurred.

The Company does not have a contingency plan, however management is continuing to evaluate and assess the impact of the year 2000 issue and will report when the assessment is complete.

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

ITEM 2. CHANGES IN SECURITIES
Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 11, 1999, the Company held its Annual Meeting of Shareholders at the corporate office.

The following directors were elected:
                                            FOR                      AGAINST
Michael Silverman                          16,477,347                 1,942
Jon Gilbert                                16,470,347                 8,942
Giles Bateman                              16,477,347                 1,942
Luis Maizel                                16,477,347                 1,942
Mitchell  Lynn                             16,470,347                 8,942
Scott  Boden                               16,477,347                 1,942
Thomas Bernard                             16,477,347                 1,942

The following proposals were adopted at the meeting:
1. Amendments to the BOATRACS, Inc. 1996 Stock Option Plan increasing the number of shares available to 4,000,000 from 2,000,000 and to make additional amendments to conform the Plan to the requirements of Internal Revenue Code
Section 422 and the California Securities Rules.
For:              Against:          Abstain:                  Non-vote:
13,679,863        39,503              4,852                  4,883,290

2. To consider and act upon a change in the Company name to Advanced Remote Communications Solutions, Inc.
For:              Against:          Abstain:                  Non-vote:
16,062,016        8,372              15,576                  2,521,544

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



                                                     BOATRACS, Inc.
                                                     Registrant


May 14,  1999                                      /s/ MICHAEL SILVERMAN
Date                                                MICHAEL SILVERMAN
                                                    CHAIRMAN OF THE BOARD


May 14, 1999                                       /s/ JON GILBERT
Date                                                PRESIDENT AND  CHIEF
                                                    EXECUTIVE OFFICER

May 14, 1999                                       /s/ JOHN O'BRYANT
Date                                               CHIEF FINANCIAL OFFICER