Form 10QSB
period 1999-06-30
BOATRACS INC /CA/
filed 1999-08-16
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549
                                           FORM 10-QSB

                  |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

                      For the quarterly period ended June 30, 1999

                |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __________ to ___________

                              Commission File Number 0-11038

                         ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of theExchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No  __

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X    No  __

                               APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:18,990,453 shares of common stock as of August 10, 1999.

Transitional Small Business Disclosure Format (check one): Yes  __    No  X




PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                       Three Months Ended June 30,     Six Months Ended June 30,
                         1999              1998        1999               1998
REVENUES:
Communications systems $438,608         $1,168,573   $ 991,817     $ 2,352,611
Data transmission and
 messaging            1,131,391            901,355   2,209,806       1,712,097
Video compression       907,568                      2,343,244
                    -----------       ------------   ----------    -----------

TOTAL REVENUES        2,477,567          2,069,928   5,544,867       4,064,708
                    -----------        -----------   ----------    -----------

COSTS AND EXPENSES:
Communications systems  294,792            738,208     637,944       1,489,672
Data transmission and
messaging               329,678            511,646     775,282         957,373
Video compression       384,194                        755,486
Selling, general and
administrative        1,739,303            917,742   3,356,253       1,618,106
                    -----------       ------------   ----------     ----------

TOTAL COSTS AND
EXPENSES              2,747,967          2,167,596   5,524,965       4,065,151
                    -----------       ------------   -----------    -----------

(LOSS) INCOME
FROM OPERATIONS       (270,400)           (97,668)      19,902           (443)

Interest income          3,026              4,922        5,572          38,117
Interest expense       203,157                         407,888
                    -----------       ------------   -----------    -----------

(LOSS) INCOME
BEFORE TAXES          (470,531)           (92,746)    (382,414)         37,674

INCOME TAX BENEFIT     112,500                         223,500

                    ===========       ============   ===========    ===========
NET (LOSS) INCOME   $ (358,031)         $ (92,746)    (158,914)       $ 37,674
                    ===========       ============   ===========    ===========


BASIC EARNINGS PER
COMMON SHARE           ($0.02)            ($0.01)      ($0.01)         $0.00

DILUTED  EARNINGS PER
COMMON SHARE            n/a                 n/a           n/a          $0.00

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING         18,947,555         15,875,443    18,885,750     15,853,527

Dilutive effect of:

Employee stock
options                n/a                n/a           n/a            955,485
Warrants               n/a                n/a           n/a             92,845
Series A preferred
stock                  n/a                n/a           n/a                n/a

Weighted average of
common shares
outstanding,
assuming dilution      n/a                n/a           n/a         16,901,857

See Notes to Consolidated
Financial Statements







ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                            June 30,               December 31,
                                     ------------------       ------------------
ASSETS                                       1999                     1998
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                    $2,770,025                 $416,361
  Accounts receivable - net                2,126,033                2,320,404
  Inventories                                636,597                  684,737
  Prepaid expenses and other assets          209,163                  259,379
                                     ------------------       ------------------
       TOTAL CURRENT ASSETS                5,741,818                3,680,881

PROPERTY - net                               702,624                  738,337
PATENT - net                              16,896,635               17,459,135
GOODWILL - net                            10,983,616               11,192,133
                                     ------------------       ------------------

TOTAL                                    $34,324,693              $33,070,486
                                     ==================       ==================

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $892,525               $1,068,347
  Accrued expenses                           581,475                1,064,993
  Current portion of notes payable         1,914,549                1,730,399
                                     ------------------       ------------------
        TOTAL CURRENT LIABILITIES          3,388,549                3,863,739

NOTES PAYABLE - net of current portion     6,859,321                8,094,778
DEFERRED TAX LIABILITY                     6,414,584                6,639,584

STOCKHOLDERS'EQUITY:
   Preferred stock, no par value;
   1,000,000 shares authorized,
   300 shares of Series A issued           3,000,000
   Common stock, no par value;
   100,000,000 shares authorized,
   18,990,453 and 18,834,032 shares
   issued and outstanding
   in 1999 and 1998 respectively          17,876,251               17,527,483
   Accumulated deficit                    (3,214,012)              (3,055,098)
                                     ------------------       ------------------
        TOTAL STOCKHOLDERS'EQUITY        17,662,239               14,472,385
                                     ------------------       ------------------

TOTAL                                    $34,324,693              $33,070,486
                                     ==================       ==================

See Notes to Consolidated Financial Statements






ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Six months ended June 30,
                                                 1999                 1998
Operating activitie
Net (loss) income                            ($158,914)              $37,674
  Adjustments to reconcile net
  (loss) income
  to net cash used in operating
  activities:
  Deferred tax benefit                        (225,000)
  Depreciation and amortization              1,103,475               114,399
Changes in assets and liabilities:
    Accounts receivable, net                   194,371              (458,114)
    Inventories                                 48,139                30,147
    Deposit in escrow                                               (500,000)
    Prepaid expenses and other
    assets                                      50,217              (110,823)
    Accounts payable and accrued
    xpenses                                   (505,590)              567,138
                                       ---------------      ----------------
Net cash provided by (used in)
 operating activities                          506,698              (319,579)
                                       ---------------      ----------------

Investing activities:
  Capital expenditures                         (94,870)              (82,506)
  Goodwill acquired in acquisition             (50,000)
  Prepaid acquisition costs                                         (165,968)
                                       ---------------      ----------------
  Net cash used in investing
 activities                                   (144,870)             (248,474)
                                       ---------------      ----------------

Financing activities:
  Issuance of series A preferred stock       3,000,000
  Payments received on notes receivable
     issued for common stock                                       2,073,562
  Payments on line of credit                  (650,000)
  Cash received from exercise of
  stock options                                 43,143                99,927
  Payments on notes payable                   (401,307)
  Issuance of notes receivable                                       (37,000)
                                        ---------------     ----------------
Net cash provided by financing
 activities                                  1,991,836             2,136,489
                                       ---------------      ----------------

Net increase in cash                         2,353,664             1,568,436

Cash at beginning of period                    416,361               392,712
                                       ---------------      ----------------

Cash at end of period                       $2,770,025            $1,961,148
                                       ===============      ================

SUPPLEMENTAL DISCLOSURE ON NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Reclassification of evaluation
inventory units to property                                        $ 88,372
Discount on redemption of note receivable
  for common  stock                                                $ 44,274
Issuance of common stock:
Common stock issued in acquisition           $ 151,875
Common stock issued to reduce
accounts payable                             $ 153,750

See Notes to Consolidated Financial Statements




ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The  accompanying  financial  statements as of and for the six months ended
June 30, 1999 and 1998 are unaudited and have been prepared in accordance ith generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

NOTE 2 - BALANCE SHEET DETAILS

                                                6/30/99               12/31/98

                                         ----------------       ---------------
 Accounts receivable                         $2,190,233               $2,384,604
 Less allowance for doubtful accounts            64,200                   64,200
                                         ----------------       ----------------
                                             $2,126,033               $2,320,404
                                         ----------------       ----------------
 Inventory:
  Raw materials                               $ 393,482                 $364,889
  Work in progress                              171,383                  214,155
  Finished goods                                 71,732                  105,693
                                         ----------------       ----------------
        Total                                  $636,597                 $684,737
                                         ----------------       ----------------

  Property - at cost:
   Computers and equipment                   $ 961,727                 $835,320
   Furniture and fixtures                      205,368                  211,905
   Leasehold improvements                       55,390                   55,390
                                         ----------------       ----------------
                                             1,222,485                1,102,615
  Less accumulated depreciation                519,861                  364,278
                                         ----------------       ----------------
                                             $ 702,624                 $738,337
                                         ----------------       ----------------

    Goodwill                               $11,810,078              $11,633,203
     Less accumulated amortization             826,462                  441,070
                                         ----------------       ----------------
                                           $10,983,616              $11,192,133
                                         ----------------       ----------------

    Patent                                 $18,000,000              $18,000,000
     Less accumulated amortization           1,103,365                  540,865
                                         ----------------       ----------------
                                           $16,896,635              $17,459,135
                                         ----------------       ----------------

Depreciation expense was $155,583 and $72,149 for the six months ended June 30, 1999 and 1998, respectively. Amortization expense was $947,892 and $42,250 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 3 - SELLING STOCKHOLDER REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION

On April 29, 1998, a Registration Statement on Form SB-2 was filed with the Securities & Exchange Commission ("Commission") which provides for registration of 5,370,070 shares (later revised to 10,154,865) of common stock on behalf of certain selling stockholders, including
(1) QUALCOMM, Inc., one of the Company"s major suppliers, (2) shares received by an officer and director in connection with a Restricted Stock Purchase Agreement, (3) warrants granted to two directors of the Company,
(4) warrants granted to a Company consultant and (5) shares purchased by shareholders in private transactions. The Company did not receive any proceeds related directly to the Form SB-2. The Registration Statement became effective May 11, 1999.

NOTE 4 - STOCK OPTIONS

Under the amended and restated 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 4,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Option life for Non Qualified options will not exceed 10 years and for Incentive Stock Options, the life shall be a 10 year period after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At June 30, 1999, there were 2,718,500 options outstanding under the plan.

NOTE 5 - 401(k) PLAN

In April, 1999 the Company implemented a 401(k) plan allowing eligible employees to contribute up to 10% of their salary, not toexceed $10,000 annually. The Company matches 25% of the employees contribution with a three year vesting schedule. During the second quarter the company contributed a total of $11,760 to the plan.

NOTE 6 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The   Company   operates   what   management   believes   to  be  two reportable
business   segments:   Communications   and  Video Compression/Multiplexing.
The Company's reportable segments are strategic business units that offer different products andservices. They are managed separately based on fundamental differences in their operations.

The Communications segment consists of the operations of Boatracs, Boatracs (Europe) B.V. and Oceantracs, Inc., as well as theoperations of Boatracs Gulfport. The Communications segment has exclusive distribution rights in the United States for marineapplication of the OmniTRACS system of satellite based communication and tracking systems manufactured by QUALCOMM. In addition the Company' wholly owned subsidiaries, Boatracs (Europe) B.V.and Oceantracs, Inc. have agreements with QUALCOM's authorized service providers in Europe and Canada for marine distribution of OmniTRACS in parts of Europe and Canada. Boatracs Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

The Video Compression segment consists of the operations of Enerdyne which the Company acquired in July 1998. Enerdyne is a provider of versatile, high performance digital video compression products and multiplexing equipment to the government and commercial markets. In the second quarter of 1998, there was only one segment: communications.

Information by industry segment for the six months ended June 30, 1999 is set forth below.

                                                  Video
                          Communications       Compression/        Consolidated
                          ---------------      Multiplexing      --------------
                                               ------------
   Revenues                 $ 3,201,624         $ 2,343,243         $5,544,867
   Income (loss) from
   operations                   102,202             (82,300)             19,902
   Interest income                3,654               1,918               5,572
   Interest expense               9,193             398,695             407,888
   Depreciation and
   amortization                 146,369             957,106           1,103,475
   Total assets             $ 5,672,121         $28,652,572         $34,324,693

The Company has two foreign subsidiaries: Boatracs (Europe) B.V. and ceantracs Inc. Boatracs (Europe) B.V. is located in The Netherlands and provides communication services to the European market. Oceantrac Inc.
provides communication services in Eastern Canada. In addition, Enerdyne has limited foreign sales. The following table presents revenues and long lived assets (excluding goodwill) for each of the geographical areas in which the Company operates:

                 Six months ended 6/30/99        Six months ended 6/30/98

                                Long-                                 Long-
                                Lived                                 Lived
                 Revenues       Assets            Revenues           Assets
                ----------   ----------         ----------        ------------

United States  $5,339,772   $17,515,852         $3,901,193           $267,541
International     205,095        83,407            163,515             55,051
               ----------    ----------         ----------        ------------
Total          $5,544,867   $17,599,259         $4,064,708           $322,592
               ----------    ----------         ----------        ------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has two main business units:
         1.  BOATRACS and
         2.  Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary

The Company earns revenue primarily from four sources:(a) sales of satellite based communications equipment and software, and additional complementary and/or modified equipment created or procured by BOATRACS for marine application; (b) data transmission and messaging charges;(c) software license fees and charges for custom software development solutions and (d) developmen and sales of video compression products.

At the annual meeting of shareholders on May 11, 1999, the Company passed a resolution to change its name. To more accurately reflect the Company's capabilities, BOATRACS, Inc. has changed its name to Advanced Remote Communications Solutions Inc. (ARCOMS). ARCOMS is a global company delivering innovative and proprietary solutions to customers in specific markets for their remote information needs. BOATRACS is a business unit of ARCOMS; Enerdyne Technologies Inc. remains a wholly owned subsidiary of ARCOMS. ARCOMS is headquartered in San Diego, and has offices in Santee, CA, Gulfport, MS and The Netherlands.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuin reliance upon QUALCOMM, Inc., one of the major suppliers of equipment sold by the Company, and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


For the three months ended June 30, 1999 and 1998

Total revenues for the quarter ended June 30, 1999, were $2,477,567 an increase of $407,639 or 19.7% as compared to total revenues of $2,069,928 for the quarter ended June 30, 1998.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems and related software were $438,608 or 17.7% of total revenues a decrease of $729,965 or 62.5% compared to $1,168,573 or 56.5% of total revenues in the second quarter of 1998. The decrease in communication systems revenues compared to the same period of the prior year, reflects decreased sales in the United States, Europe and Canada for the three months ended June 30, 1999. During the second quarter of 1998, the Company experienced substantial sales resulting from legislation related to the fishing industry in the north east United States.

Data transmission and messaging revenues were $1,131,391 or 45.7% of total revenues, an increase of $230,036 or 25.5% compared to U$901,355 or 43.6% of total revenues in the second quarter of 1998. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels in the past twelve months.

Video compression revenues in the amount of $907,568 or 36.6% of total revenues, represent revenues from Enerdyne which the Company acquired on July 7, 1998.

Communications systems expenses were $294,792 or 67.2% of communications systems revenues for the quarter ended June 30, 1999, a decrease of $443,416 or 60.1%, compared to $738,208 which represented 63.2% of communications systems revenues in the corresponding quarter of the prior year. The dollar decrease in expenses primarily reflects the decrease in communication systems sales. The decrease in gross margin to 33% from 37% in the prior year is due to a different customer mix in the second quarter and sales of certain units fro a different supplier with a lower margin. The gross margin on software sales, included in communications systems, remained relatively unchanged.

Data transmission and messaging expenses were $329,678 or 29.1% of data transmission and messaging revenues for the quarter ended June 30, 1999, a decrease of $181,968 or 35.6%, compared to $511,646 which represented 56.8% of data transmission and messaging revenues in the corresponding quarter o the prior year. The dollar decrease in costs and the increase in gross margin percentage in the second quarter of 1999 in the amount of 28% is primarily due to a change in the billing structure and also a reduction in costs from the service provider during the second half of 1998. Video compression expenses were $384,194 in the second quarter which was 42.3%of video compression revenues

Selling, general and administrative expenses were $1,739,303 or 70.2% of total revenues for the quarter ended June 30, 1999, an increase of $821,561 or 89.5%, compared to $917,742 or 44.3% of total revenues in the prior corresponding quarter. The increased dollar amount is primarily attributable to increases in operating expenses in connection with the acquisition of Enerdyne Technologies, Inc. in July 1998. Salary expenses increased due to additional employees in the amount of $307,473 or 70.9%, rent increased by $49,273 or 160% due to the acquisition and a relocation of the corporation offices, insurance increased by $45,182 or 132% and marketing and promotion increased by $25,987 all due to additional staff and expenses related to the acquisitions. In addition, amortization of goodwill and a patent was $475,096 in the second quarter of 1999 compared to 21,100 in the second quarter of 1998. Depreciation increased by $52,292 or 62% to $79,452 from $48,990 in the prior second quarter.

Earnings before interest, taxes, depreciation and amortization for the quarter ended June 30, 1999 were $284,150 compared to negative $27,577 in the second quarter of 1998.

Interest expense in the amount of $203,157 for the second quarter of 1999 primarily represents interest on notes payable issued in connection with the acquisition of Enerdyne on July 7, 1998.

The income tax benefit recorded in the amount of $112,500 in the quarter ended June 30, 1999 represents the amortization of a temporary tax difference on the life of the Enerdyne patent.

For the six months ended June 30, 1999 and 1998

Total  revenues  for the six months  ended June 30,  1999,  were  $5,544,867 an increase of $1,480,159 or 36.4% as compared to total revenues of $4,064,708 for the six months ended June 30, 1998.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems and related software were $991,817 or 17.9% of total revenues, a decrease of $1,360,794 or 57.8% compared to $2,352,611 or 57.9% of total revenues in the corresponding period of the prior year. The decrease in communication systems revenues compared to the same period of the prior year, reflects decreased sales in the United States, Europe and Canada, primarily due to timing. During the first six months of 1998 the Company experienced substantial sales resulting from legislation related to the fishing industry in the north east United States. Data transmission and messaging revenues were $2,209,806 or 39.9% of total revenues, an increase of $497,709 or 29.1% compared to $1,712,097 or 42.1% of total revenues in the corresponding six months of 1998. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels in the past year.

Video compression revenues in the amount of $2,343,244 or 42.3% of total revenues, represent revenues from Enerdyne which the Company acquired on July 7, 1998.

Communications systems expenses were $637,944 or 64.3% of communications systems revenues for the six months ended June 30, 1999, a decrease of $851,728 or 57.2%, compared to $1,489,672 which represented 63.3% of communications systems revenues in the corresponding six months of the prior year. The dollar decrease in expenses primarily reflects the decrease in communication systems sales. The gross margin on communication systems remained relatively flat at approximately 36%.

Data transmission and messaging expenses were $775,282 or 35.1% of data transmission and messaging revenues for the six months ended
June 30, 1999, a decrease of $182,091 or 19.0%, compared to $957,373 which represented 55.9% of data transmission and messaging revenues in the corresponding six months of the prior year. The dollar decrease in costs, even though message revenues were increased and the increase in gross margin of 21% reflects a new contract with volume discounts from the supplier commencing in the second halfof 1998 with an additional reductions in the second quarter of 1999.

Video compression expenses were $755,486 for the six months, which was 32.2% of video compression revenues.

Selling, general and administrative expenses were $3,356,253 or 60.5% of total revenues for the six months ended June 30, 1999, an increase of $1,738,147 or 107%, compared to $1,618,106 or 39.8% of total revenues in the prior corresponding period. The increased dollar amount is primarily attributable to increases in operating expenses in connection with the acquisition of Enerdyne Technologies, Inc. in July 1998. Salary expenses increased due to additional employees in the amount of $633,591 or 84%, rent increased by $82,217 or 145%, insurance increased by $78,020 or 131% and travel increased by $26,036 or 22% all due to additional staff and expenses related to the acquisitions. In addition, amortization of goodwill and a patent was $947,892 for the six months ended June 30, 1999 compared to $42,250 for the six months ended June 30, 1998. Depreciation expense was $155,583 for the six months ended June 30, 1999 compared to $72,149 in the corresponding period of the prior year.

Earnings before interest, taxes, depreciation and amortization for the six months ended June 30, 1999 were $1,122,691 compared to $113,956 for the six months ended June 30, 1998.

Interest expense in the amount of $407,888 for the six months ended June 30, 1999 primarily represents interest on notes payable issued in connection with the acquisition of Enerdyne on July 7, 1998.

The income tax benefit recorded in the amount of $223,500 for the six month ended June 30, 1999 represents the amortization of a temporary tax difference on the life of the Enerdyne patent.


Liquidity and Capital Resources

The Company's cash balance at June 30, 1999 was $2,770,025, an increase of $2,353,664 compared to the December 31, 1998 cash balance of $416,361. At June 30, 1999, working capital was $2,353,269 an increase of $2,536,127 from the negative working capital of $416,361. At June 30, 1999, working capital was $2,353,269 an increase of $2,536,127 from the negative working capital of $182,858 at December 31, 1998. Cash of $506,698 was provided by operating activities, cash of $144,870 was used in investing activities and cash of $1,991,836 was provided by financing activities in the first six months of 1999.

On December 29, 1998, the Company signed a promissory note with a bank in the amount of $4,250,000 and used the proceeds to pay down a portion of a $8,000,000 note issued in connection with the acquisition of Enerdyne. The interest rate on the promissory note is 7.75% per annum and will be paid over five years in monthly payments of $70,833. In addition, the Company entered into a line of credit agreement with the bank of borrow up to $750,000 at an interest rate equal to the lender's prime rate which was 7.75% on December 29, 1998. The agreement expires on December 29, 2000. There were no amounts drawn on the line at June 30, 1999.

Accounts receivable net of an allowance for uncollectible accounts decreased $194,371 to $2,126,033 at June 30, 1999 from $2,320,404 at December 31, 1998 due primarily to the timing and decrease of total sales for the quarter ended June 30, 1999. Property, net of accumulated depreciation, was $702,624 at June 30, 1999, a decrease of $35,713 due primarily to depreciation expense in the second quarter of 1999. Goodwill and patent, net of amortization, decreased by $208,517 and $562,500 respectively due to amortization expense in the first six months of 1999. The goodwill decrease was offset by an increase of $176,875 representing goodwill paid for an acquisition in April 1999 (see Item 2 Changes in Securities).

Accounts payable were $892,525 at June 30, 1999, a decrease of $175,822 compared to a balance of $1,068,347 at December 31, 1998.
Accrued expenses decreased $483,518 at June 30, 1999 to $581,475 from $1,064,993. When combining these two accounts, the change is a $659,340 decrease. The combined decrease is due primarily to a decrease in vendor payables due to less product sold in the second quarter of 1999 compared to the fourth quarter of 1998. In addition, the terms to a major supplier were reduced in the secondqquarter and additional volume discounts received which also reduced the payables.
Accrued expenses were further reduced by the timing of certain payments in the second quarter compared to year-end. Total notes payable (short term plus long term) in the amount of $8,773,870 at June 30, 1999 compared to $9,825,177 at year end relates to the promissory note to a bank entered into in December 1998 and notes owing to the previous owners of ENERDYNE. Total payments of $1,051,307 were made in the first 6 months of 1999.

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

The Company has performed an internal analysis, completed a summary plan that identifies all critical systems, assesses the compliance status, and includes a plan to achieve compliance on non-compliant systems and is in the process of finalizing a specific written plan to address the year 2000 issues for both internally developed products and products developed and manufactured by Qualcomm. Qualcomm has assured the Company that all the products supplied to BOATRACS, Inc. during the course of the relationship and going forward will be upgraded to ensure compliance with Year 2000 standards. This assurance will be at no charge to the Company or customers but the Company may be required to exchange certain chip sets of our customers at minimal cost.

For internally developed products, the upgrade process is in final testing phase and will be completed by September 30, 1999. Development costs associated with the upgrade have been included in operations as incurred.
The Company has spent a total of $16,000 to date and anticipates that the total expenditures remaining to complete the conversion will be approximately $30,000 and will be included in operations as incurred.

The Company has completed contingency plans for most systems, however management is continuing to evaluate and assess the impact of the year 2000 issue and will report when the final assessment is complete, estimated to by September 30, 1999.

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

ITEM 2. CHANGES IN SECURITIES

In April 1999, the Company entered into an Asset Purchase Agreement with two individuals to purchase a communications components business. The Company paid $50,000 in cash and issued 75,000 restricted common shares in reliance on
Section 4 (2) of the Securities Act of 1933 ("Securities Act") valued at $2.03 each. Goodwill of approximately $200,000 was recorded as a result of the transaction.

In May 1999, the Company issued 60,000 restricted common shares, in reliance on section 4 (2) of the Securities Act, to Qualcomm, Inc., a major supplier of the Company as payment on certain accounts payable. The shares were issued at fair market value of $2.56.

In June 1999, the Company entered into a Series A Preferred Stock Purchase Agreement ("Agreement") with a private company. Pursuant to the Agreement, the Company issued 300 restricted shares of Series A Convertible Preferred stock ("Preferred Stock") under Rule 506, of the Securities Act for an aggregate purchase price of $3,000,000. The Preferred Stock shall be entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 9% yearly. Each share of the Preferred Stock valued at $10,000 is convertible into common stock at a conversion price of $4.00 per common share and may be adjusted for certain recapitalization events.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 1999, the Company held its Annual Meeting of Shareholders at the corporate office.


The following directors were elected:
                                            FOR                        AGAINST
Michael Silverman                          16,477,347                 1,942
Jon Gilbert                                16,469,347                 8,942
Giles Bateman                              16,477,347                 1,942
Luis Maizel                                16,477,347                 1,942
Mitchell  Lynn                             16,469,347                 8,942
Scott  Boden                               16,477,347                 1,942
Thomas Bernard                             16,477,347                 1,942

The following proposals were adopted at the meeting:
1. Amendments to the BOATRACS, Inc. 1996 Stock Option Plan increasing the number of shares available to 4,000,000from 2,000,000 and to make additional amendments to conform the Plan to the requirements of Internal Revenue Code Section 422 and the California Securities Rules.

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

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Item:
(a)(1)    Exhibit 11 - Computation of Net Earnings per share
         (filed herewith).

3.4 Certificate of Amendment and Restatement of Articles of Incorporation filed herewith).

4.2       On reliance of section 4 (2) of the Security Act.

10.31 Amended and restated 1996 BOATRACS, INC., Stock Option Plan. (incorporated by reference to the Company's Form S-8 filed with the SEC on June 15, 1999).



EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
(In thousands, except earnings per share data)


                            Three months ended               Six months ended
                                  June 30                         June 30
                           1999            1998            1999           1998
Net (loss) income        ($358)           ($93)           ($159)           $38
Basic earnings per
common share             ($.02)          ($.01)           ($.01)          $.00
Diluted earnings
per common share          n/a             n/a              n/a            $.00
Weighted average
common shares
outstanding              18,948          15,875          18,886          15,854
Weighted average
common shares
outstanding assuming     18,948          15,875          18,886          16,902
dilution





                                                              SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its ehalf by the Undersigned, thereunto duly authorized.



                               ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc.
                                                     Registrant


August 14,  1999                         /s/ MICHAEL SILVERMAN
Date                                         MICHAEL SILVERMAN
                                             CHAIRMAN OF THE BOARD


August 14, 1999                         /s/  JON GILBERT
Date                                         JON GILBERT
                                             PRESIDENT AND  CHIEF
                                             EXECUTIVE OFFICER

August 14, 1999                        /s/   JOHN O'BRYANT
Date                                         CHIEF FINANCIAL OFFICER