Form 10QSB
period 1999-09-30
BOATRACS INC /CA/
filed 1999-11-12
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,665,021 shares of common stock as of November 12, 1999.

Transitional Small Business Disclosure Format (check one): Yes  __    No  X






ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                           1999              1998      1999             1998
REVENUES:
Communications systems   $1,593,864      $ 881,543   $2,587,597     $ 3,234,154
Data transmission
and messaging             1,190,346      1,039,488    3,400,152       2,751,585
Video compression           741,680      1,383,951    3,084,924       1,383,951
                         ----------    -----------   ----------      -----------

        TOTAL REVENUES    3,525,890      3,304,982    9,072,673       7,369,690
                        -----------     -----------   ---------      -----------

COSTS AND EXPENSES:
Communications systems      394,100        535,106    1,033,957       2,024,778
Data transmission
and messaging               363,179        508,243    1,138,462       1,465,616
Video compression           258,384        386,798    1,013,870         386,798
Selling, general and
administrative            2,412,362      1,483,927    5,768,615       3,102,033
                        -----------    -----------  -----------    ------------
TOTAL COSTS AND
EXPENSES                  3,428,025      2,914,074    8,954,904       6,979,225
                        -----------    -----------  -----------     -----------

INCOME FROM OPERATIONS       97,865        390,908      117,769         390,465

Interest income              22,004          2,913       27,575          41,030
Interest expense           (182,689)      (201,556)    (590,578)       (201,556)
                         ----------     -----------  ----------      -----------

(LOSS) INCOME BEFORE
 TAXES                      (62,820)       192,265     (445,234)        229,939

INCOME TAX (EXPENSE)
/BENEFIT                   (190,932)       103,846       32,568         103,846


                         ===========    ===========   ===========   ===========
NET (LOSS) INCOME        $ (253,752)     $ 296,111   $ (412,666)     $ 333,785
                          ==========    ===========   ===========   ===========


BASIC (LOSS) EARNINGS
 PER COMMON SHARE           ($0.01)         $0.02      ($0.02)          $0.02
                           -------         ------      -------          -----

DILUTED  EARNINGS PER
COMMON SHARE                  n/a           $0.01        n/a            $0.02

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING               19,029,249    18,690,838    18,939,455     16,809,691

Dilutive effect of:

Employee stock  optio        n/a         1,049,316         n/a          702,536
Warrants                     n/a           473,148         n/a          215,117
Series A convertibl
preferred stock              n/a             n/a           n/a             n/a

Weighted average of
common shares outstanding,
assuming dilution         19,029,249    20,213,302    18,939,455     17,727,344

See Notes to Consolidated Financial Statements



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                          September 30,            December 31,
                                     ------------------       ------------------
ASSETS                                       1999                     1998
------                                       ----                     ----
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                     $1,328,719                 $416,361
  Accounts receivable - net                 2,998,796                2,320,404
  Inventories                                 908,003                  684,737
  Prepaid expenses and other assets           326,006                  259,379
                                    ------------------        ----------------
                                            5,561,524                3,680,881

PROPERTY - net                                692,676                  738,337
PATENT - net                               16,615,385               17,459,135
GOODWILL - net                             16,301,252               11,192,133
                                   ------------------       ------------------

TOTAL                                     $39,170,837              $33,070,486
                                    =================        =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $1,181,937               $1,068,347
  Accrued expenses                          1,306,970                1,064,993
  Current portion of notes payable          2,454,549                1,730,399
                                    ------------------       ------------------
        TOTAL CURRENT LIABILITIES           4,943,456                3,863,739

NOTES PAYABLE - net of current portion      6,606,258                8,094,778
DEFERRED TAX LIABILITY                      6,644,510                6,639,584

STOCKHOLDERS' EQUITY:
Convertible Preferred stock,
no par value; 1,000,000 shares
authorized, 300 shares of
Series A issued                             3,000,000
Common stock, no par value;
100,000,000 shares authorized,
20,665,021 and 18,834,032
shares issued and outstanding
in 1999 and 1998 respectively              21,444,376               17,527,483
  Accumulated deficit                      (3,467,763)             (3,055,098)
                                    ------------------       ------------------
        TOTAL STOCKHOLDERS' EQUITY         20,976,613               14,472,385
                                    ------------------       ------------------

TOTAL                                     $39,170,837              $33,070,486
                                    ==================       ==================

See Notes to Consolidated Financial Statements


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Nine months ended September 30,
                                                1999                   1998
                                                ----                   ----
Operating activities:
Net (loss) income                            ($412,666)               $333,785
  Adjustments to reconcile net
  (loss) income
  to net cash used in operating activities:
    Deferred tax benefit                         4,926                (103,846)
    Depreciation and amortization            1,929,801                 628,643
Changes in assets and liabilities:
    Accounts receivable, net                  (678,392)              (1,703,211)
    Inventories                               (223,266)                (488,173)
    Prepaid expenses and other assets          (66,627)                (163,345)
    Accounts payable and accrued expenses      509,317                  788,021
                                        ------------------   ------------------
Net cash provided by (used in)
operating activities                         1,063,093                (708,126)
                                        ------------------   ------------------

Investing activities:
  Capital expenditures                       (364,417)                (244,537)
  Net cash paid in acquisitions            (1,495,092)              (1,104,665)
                                        ------------------   ------------------
  Net cash used in investing activities    (1,859,509)              (1,349,202)
                                       ------------------    ------------------

Financing activities:
  Issuance of series A preferred stock      3,000,000
  Payments received on notes receivable
     issued for common stock                                          2,073,562
  Cash received from exercise
  of stock options                            73,144                     99,927
  Payments on notes payable                                             (37,000)
                                   ------------------        ------------------
Net cash provided by
 financing activities                      1,708,774                  2,136,489
                                   ------------------        ------------------

Net increase in cash                         912,358                     79,161

Cash at beginning of period                  416,361                    392,712
                                  ------------------         ------------------

Cash at end of period                     $1,328,719                   $471,873
                                  ==================         ==================

SUPPLEMENTAL DISCLOSURE ON NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of notes payable                  $ 600,000               $ 10,000,000
Common stock issued in acquisitions      $ 3,690,000               $ 10,558,996
Reclassification of evaluation
inventory units to property                                            $ 88,372
Discount on redemption of note
receivable for common  stock                                           $ 44,274
Common stock issued to reduce
accounts payable                           $ 153,750

See Notes to Consolidated Financial Statements




ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements as of and for the nine months ended September 30, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

NOTE 2 - BALANCE SHEET DETAILS

                                                9/30/99               12/31/98

                                       ----------------          -------------
Accounts receivable                          $3,088,496             $2,384,604
 Less allowance for doubtful accounts            89,700                 64,200
                                       ----------------         --------------
                                             $2,998,796             $2,320,404

                                       ----------------         --------------
 Inventory:
   Raw materials                               $515,949               $364,889
   Work in progress                             262,886                214,155
   Finished goods                               129,168                105,693
                                       ----------------          -------------
                       Total                   $908,003               $684,737
                                       ----------------          -------------

  Property - at cost:
   Computers and equipment                   $1,184,144               $835,320
   Furniture and fixtures                       227,498                211,905
   Leasehold improvements                        55,390                 55,390
                                       ----------------       ----------------
                                              1,467,032              1,102,615

   Less accumulated depreciation                774,356                364,278
                                       ----------------       ----------------
                                               $692,676               $738,337
                                       ----------------       ----------------

    Goodwill                                $17,418,290            $11,633,203
      Less accumulated amortization           1,117,038                441,070
                                       ----------------       ----------------
                                            $16,301,252            $11,192,133

                                       ----------------       ----------------

    Patent                                  $18,000,000            $18,000,000
      Less accumulated amortization           1,384,615                540,865
                                       ----------------       ----------------
                                            $16,615,385            $17,459,135

                                       ----------------       ----------------

Depreciation expense was $239,335 and $141,345 for the nine months ended September 30, 1999 and 1998, respectively. Amortization expense was $1,519,712 and $487,297 for the nine months ended September 30, 1999 and 1998, respectively.


NOTE 3 - ACQUISITIONS

Effective August 1, 1999,  the Company  acquired Innovative
Communication Technologies, Inc. ("ICTI"), a privately held company located in Gaithersburg, Maryland. The purchase price included the payment of $1.5 million cash to the ICTI shareholders, 1,665,000 shares of the Company's common stock and the issuance of promissory notes in the amount of $600,000. In addition, a promissory note in the amount of $400,000 was issued subject to certain revenue targets. The Company purchased ICTI's assets of $1.6 million, liabilities of $1.5 million and recorded goodwill in the amount of $5.5 million. Due to the timing of the acquisition, estimates have been made for certain assets which may be later adjusted.

ICTI is engaged in the design and implementation of bandwidth efficient multimedia satellite networks. ICTI develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.


NOTE 4 - SELLING STOCKHOLDER REGISTRATION WITH THE SECURITIES AND EXCHANGE COMMISSION

On May 11, 1999 a Registration Statement on Form SB-2 filed with the Securities & Exchange Commission ("Commission") was declared effective, providing for the registration of 10,154,865 of common stock on behalf of certain selling stockholders, including (1) QUALCOMM, Inc., one of the Company's major suppliers, (2) shares received by an officer and director in connection with a Restricted Stock Purchase Agreement, (3) warrants granted to two directors of the Company, (4) warrants granted to a Company consultant and (5) shares purchased by shareholders in private transactions. The Company did not receive any proceeds related directly to the Form SB-2.

NOTE 5 - STOCK OPTIONS

Under the amended and restated 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 4,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Option life for non qualified options will not exceed 10 years and for Incentive stock options, the life shall be a 10 year period after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At September 30, 1999, there were 3,168,000 options outstanding under the plan.

NOTE 6 - 401(k) PLAN

In April 1999, the Company implemented a 401(k) plan allowing eligible employees to contribute up to 10% of their salary, not to exceed $10,000 annually. The Company matches 25% of the employees contribution with a three year vesting schedule. During the third quarter the company contributed a total of $15,535 to the plan.

NOTE 7 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates what management believes to be two reportable business segments: Communications and Video Compression/Multiplexing. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The Communications segment consists of the operations of Boatracs, Boatracs (Europe) B.V. and Oceantracs, Inc., as well as the operations of Boatracs Gulfport. Effective August 1, 1999, the Company completed the acquisition of Innovative Communications Technologies, Inc. "ICTI" (see Note 3 - Acquisitions). The operations of ICTI are part of the Communications segment. The Communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communication and tracking systems manufactured by QUALCOMM, Incorporated ("QUALCOMM"). In addition, the Company's wholly owned subsidiaries, Boatracs (Europe) B.V. and Oceantracs, Inc. have agreements with QUALCOMM's authorized service providers in Europe and Canada for marine distribution of the OmniTRACS system in parts of Europe and Canada. Boatracs Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs. ICTI is engaged in the design and implementation of bandwidth efficient multimedia satellite networks. ICTI develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

The  Video   Compression   segment   consists  of  the  operations  of  Enerdyne
Technologies, Inc. ("Enerdyne") which the Company acquired in July 1998. Enerdyne is a provider of versatile, high performance digital video compression products and multiplexing equipment to the government and commercial markets.

Information by industry segment for the nine months ended September 30, 1999 is set forth below.

                                                   Video
                          Communications        Compression/       Consolidated
                          ---------------       Multiplexing       ------------
                                               -------------
       Revenues               $5,987,749        $  3,084,924         $9,072,673
       Income (loss) from
       operations                686,635            (568,866)           117,769
       Interest income            23,570               4,005             27,575
       Interest expense           10,182             580,396            590,578
       Depreciation and
       amortization              320,219           1,438,829          1,759,048
       Total assets          $10,533,549         $28,637,288        $39,170,837

The Company has two foreign subsidiaries: Boatracs (Europe) B.V. and Oceantracs Inc. Boatracs (Europe) B.V. is located in The Netherlands and provides communication services to the European market. Oceantracs Inc. provides communication services in Eastern Canada. In addition, Enerdyne has limited foreign sales. ICTI has substantial international business. The following table presents revenues and long lived assets (excluding goodwill) for each of the geographical areas in which the Company operates:

                             Nine months ended                Nine months ended
                                  9/30/99                           9/30/98

                                      Long-                           Long-
                                      Lived                           Lived
                         Revenues     Assets            Revenues       Assets

     United States     $7,631,036  $17,233,513        $7,171,001   $18,379,561

     International      1,441,637       74,548           198,689       117,966


                    -------------  -----------       ------------  ------------
     Total             $9,072,673  $17,308,061        $7,369,690   $18,497,527

                    ------------- ------------      ------------- -------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has two main segments:

         1. Communications Systems which comprises two business units (BOATRACS and Innovative Communications Technologies Inc. ("ICTI"))and
         2.  Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary

In the Communications Systems segment, the Company earns revenues primarily from three sources:

         (a) sales of satellite based communications equipment and software, and additional complementary and/or modified equipment created or procured by BOATRACS for marine application;
         (b) data transmission and messaging charges;
         (c) design and implementation of bandwidth efficient multimedia satellite networks and satellite communications software.

Enerdyne Technologies, Inc. ("Enerdyne") earns revenue from the development and sales of video compression products and multiplexing equipment.

Effective August 1, 1999, the Company acquired ICTI, a Maryland corporation. ICTI designs and implements bandwidth efficient multi-media satellite networks.

At the annual meeting of shareholders on May 11, 1999, the Company passed a resolution to change its name. To more accurately reflect the Company's capabilities, BOATRACS, Inc. has changed its name to Advanced Remote Communications Solutions Inc. (ARCOMS). ARCOMS is a global company delivering innovative and proprietary solutions to customers in specific markets for their remote information needs. BOATRACS is a business unit of ARCOMS; Enerdyne Technologies Inc. and ICTI remain wholly owned subsidiaries of ARCOMS. ARCOMS is headquartered in San Diego, and has offices in Santee, CA, Gulfport, MS, Gaithersburg, MD and The Netherlands.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, Inc., one of the major suppliers of equipment sold by the Company, and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


For the three months ended September 30, 1999 and 1998

Total revenues for the quarter ended September 30, 1999, were $3,525,890 an increase of $220,908 or 7% as compared to total revenues of $3,304,982 for the quarter ended September 30, 1998.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems and related software and in addition, two months of ICTI revenues (see Note 3 - Acquisitions) were $1,593,864 or 45% of total revenues, an increase of $712,321 or 81% compared to $881,543 or 27% of total revenues in the third quarter of 1998. The increase in communication systems revenues compared to the same period of the prior year, includes ICTI revenues of $1,137,478 for the months of August and September, 1999. Communication systems revenues from the sale of BOATRACS systems and related software were $456,386 compared to $881,543 in the same period of the prior year, a decrease of $425,157 or 48%. The decrease reflects a decrease in US and Europe sales of BOATRACS units and software.

Data transmission and messaging revenues were $1,190,346 or 34% of total revenues, an increase of $150,858 or 15% compared to $1,039,488 or 31% of total revenues in the third quarter of 1998. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels in the past twelve months.

Video compression revenues were $741,680 or 21% of total revenues, a decrease of $642,271 or 46% compared to $1,383,951 or 42% of total revenues in the prior comparable period. The decrease in video compression revenues relates to decreased sales in the US market.

Communications systems expenses were $394,100 or 25% of communications systems revenues for the quarter ended September 30, 1999, a decrease of $141,006 or 26%, compared to $535,106 which represented 61% of communications systems revenues in the corresponding quarter of the prior year. The dollar decrease in expenses primarily reflects the decrease in communication systems sales. The total expense also includes two months of ICTI's costs. The increase in gross margin to 75% from 39% in the prior year is a combination of higher margins due to an increase in the margins of BOATRACS systems from 39% to 47%, inclusion of a higher margin for ICTI and an increase in software margins.

Data transmission and messaging expenses were $363,179 or 31% of data transmission and messaging revenues for the quarter ended September 30, 1999, a decrease of $145,064 or 29%, compared to $508,243 which represented 49% of data transmission and messaging revenues in the corresponding quarter of the prior year. The dollar decrease in costs and the increase in gross margin percentage in the third quarter of 1999 of 18% is primarily due to a change in the billing structure and also a reduction in costs from the service provider during the second half of 1998 and further price reduction in the second quarter of 1999.

Video compression expenses were $258,384 or 35% of video compression revenues in the third quarter, a decrease of $128,414 or 33% compared to $386,798 or 28% of video compression revenues in the same period of the prior year. The decrease in expenses reflects the decrease in video compression sales. The decrease in margin of 7% reflects changes in the mix of products sold.

Selling, general and administrative expenses were $2,412,362 or 68% of total revenues for the quarter ended September 30, 1999, an increase of $928,435 or 63%, compared to $1,483,927 or 45% of total revenues in the prior corresponding quarter. Of the total expenses for the quarter, $442,261 relates to two months expenses of ICTI. Excluding ICTI, the increase is primarily attributable to increases in general operating expenses. Salary expenses increased due to additional employees in the amount of $340,644 or 62%, taxes increased by $100,234, consulting increased by $22,398 and general office expenses increased by $46,470. In addition, amortization of goodwill and a patent increased by $126,776 to $571,824 for the three months ended September 30, 1999 compared to $445,048 in the prior period and depreciation of property increased $15,238 to $84,433 for the three months ended September 30, 1999 compared to $69,195 in the same comparable period.

Earnings before interest, taxes, depreciation and amortization for the quarter ended September 30, 1999 were $754,124 compared to $905,151 in the third quarter of 1998.

Interest expense in the amount of $182,689 for the third quarter of 1999 and $201,556 in the third quarter of 1998, primarily represents interest on notes payable issued in connection with the acquisition of Enerdyne on July 7, 1998.

The income tax expense was $190,932 in the third quarter of 1999 compared to a income tax benefit recorded in the amount of $103,846 in the corresponding quarter of the prior year. The difference represents the loss of past loss carry forwards creating income tax expense versus a tax benefit in the prior year. The income tax benefit resulted from the amortization of a temporary tax difference on the life of the Enerdyne patent and the utilization of loss carry forwards.


For the nine months ended September 30, 1999 and 1998

Total revenues for the nine months ended September 30, 1999, were $9,072,673, an increase of $1,702,983 or 23% as compared to total revenues of $7,369,690 for the nine months ended September 30, 1998.

Communications systems revenues, which consist of revenues from the sale of BOATRACS systems and related software and in addition, two months of ICTI revenues (see Note 3 - Acquisitions) were $2,587,597 or 29% of total revenues, a decrease of $646,557 or 20% compared to $3,234,154 or 44% of total revenues in the corresponding period of the prior year. The decrease in communication systems revenues compared to the same period of the prior year, reflects decreased sales in the United States and Europe. During the first nine months of 1998 the Company experienced substantial sales resulting from legislation related to the fishing industry in the northeast United States. The decrease was partially offset by the two months revenues of ICTI in the amount of $1,137,478.

Data transmission and messaging revenues were $3,400,152 or 37% of total revenues, an increase of $648,567 or 24% compared to $2,751,585 or 37% of total revenues in the corresponding nine months of 1998. The increase in revenues reflects an overall increase in data transmission and messaging services provided by the Company as a result of growth in the number of BOATRACS systems installed on vessels in the past year.

Video compression revenues were $3,084,924 or 34% of total revenues, an increase of $1,700,973 or 123% compared to revenues of $1,383,951 or 19% of total revenues in the same period of the prior year represent revenues from Enerdyne which the Company acquired on July 7, 1998.

Communications systems expenses were $1,033,957 or 40% of communications systems revenues for the nine months ended September 30, 1999, a decrease of $990,821 or 49%, compared to $2,024,778 which represented 63% of communications systems revenues in the corresponding nine months of the prior year. The dollar decrease in expenses primarily reflects the decrease in communication systems sales partially offset by the inclusion of ICTI's costs in the amount of $153,025. The gross margin on Boatracs systems and related software was 39% for the nine months ended September 30, 1999 compared to 37% in the same period of the prior year. The margin includes two months of ICTI.

Data transmission and messaging expenses were $1,138,462 or 34% of data transmission and messaging revenues for the nine months ended September 30, 1999, a decrease of $327,154 or 22%, compared to $1,465,616 which represented 53% of data transmission and messaging revenues in the corresponding nine months of the prior year. The dollar decrease in expenses and the increase in gross margin of 20% is due primarily to a new contract with volume discounts from the supplier commencing in the second half of 1998 with additional reduction in the second quarter of 1999.

Video compression expenses were $1,013,870 for the nine months or 33% of video compression revenues, an increase of $627,072 or 162% compared to the prior year. Enerdyne was purchased on July 7, 1998 and only 3 months of expenses and revenues are included in the year to date number for 1998. The gross margin of 67% for the nine months ended September 30, 1999 was a decrease of 5% compared to the gross margin of 72% for the same period in the prior year.

Selling, general and administrative expenses were $5,768,615 or 64% of total revenues for the nine months ended September 30, 1999, an increase of $2,666,582 or 86%, compared to $3,102,033 or 42% of total revenues in the prior corresponding period. Of the total increase, $442,261 relates to the expenses of ICTI. The remaining increase relates to general operating expenses. Salary expenses increased due to additional employees in the amount of $937,414 or 69%, rent increased by $68,509 or 48% due to the relocation to a new corporate office in July, 1998, insurance increased by $70,688 or 74% and travel increased by $78,321 or 50% all due to additional staff and expenses related to the acquisition of Enerdyne in July, 1998. In addition, amortization of goodwill and a patent was $1,519,712 for the nine months ended September 30, 1999 compared to $487,297 for the nine months ended September 30, 1998. Depreciation expense was $239,335 for the nine months ended September 30, 1999 compared to $141,345 in the corresponding period of the prior year.

Earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, 1999 were $1,876,816 compared to $1,019,107 for the nine months ended September 30, 1998.

Interest expense in the amount of $590,578 for the nine months ended September 30, 1999 and $201,556 for the nine months ended September 30, 1998, primarily represents interest on notes payable issued in connection with the acquisition of Enerdyne on July 7, 1998.

The income tax benefit recorded in the amount of $32,568 for the nine months ended September 30, 1999 represents the amortization of a temporary tax difference on the life of the Enerdyne patent. The income tax benefit recorded for the nine months ended September 30, 1998 was $103,846.

Liquidity and Capital Resources

The Company's cash balance at September 30, 1999 was $1,328,719, an increase of $912,358 compared to the December 31, 1998 cash balance of $416,361. At September 30, 1999, working capital was $618,068 an increase of $800,926 from the negative working capital of $182,858 at December 31, 1998. Cash of $1,063,093 was provided by operating activities, cash of $1,859,509 was used in investing activities and cash of $1,708,774 was provided by financing activities in the first nine months of 1999.

On December 29, 1998, the Company signed a promissory note with a bank in the amount of $4,250,000 and used the proceeds to pay down a portion of a $8,000,000 note issued in connection with the acquisition of Enerdyne. The interest rate on the promissory note is 7.75% per annum, subject to change from time to time and will be paid over five years in monthly payments of $70,833. In addition, the Company entered into a line of credit agreement with the bank to borrow up to $750,000 at an interest rate equal to the lender's prime rate which was 7.75% on December 29, 1998. The agreement expires on December 29, 2000. There were no amounts drawn on the line at September 30, 1999. The promissory note and line of credit require that the Company meet certain covenants. At September 30, 1999 the Company was in compliance with these covenants.

Accounts receivable net of an allowance for uncollectible accounts increased $678,392 to $2,998,796 at September 30, 1999 from $2,320,404 at December 31,
1998 due primarily to the timing and decrease of total sales for the quarter ended September 30, 1999. Property, net of accumulated depreciation, was $692,676 at September 30, 1999, a decrease of $45,661 due primarily to depreciation expense. Patent, net of amortization, decreased by $843,750 due to amortization expense in the first nine months of 1999. Goodwill, net of amortization increased by $5,109,119 to $16,301,252 primarily due to the goodwill recorded in the acquisition of ICTI in the amount of $5,587,211 and was offset by amortization expense for the nine months ending September 30, 1999.

Accounts payable were $1,181,937 as of September 30, 1999, an increase of $113,590 compared to a balance of $1,068,347 at December 31, 1998. Accrued expenses increased $241,977 at September 30, 1999 to $1,306,970 from $1,064,993 at the same period of the prior year. The increase is primarily due to the payables incurred with the acquisition of ICTI offset by a reduction in the terms to a major supplier in the second quarter and additional volume discounts received which also reduced payables. Total notes payable (short term plus long term) in the amount of $9,060,807 at September 30, 1999 compared to $9,825,177 at year end relates to the promissory note to a bank entered into December 1998 and notes owing to the previous owners of ENERDYNE. The balance increased by $600,000 in the nine months ended September 30, 1999 due to a note issued in the acquisition of ICTI, offset by payments during the nine months in the amount or $1,364,370.

The Company anticipates making capital expenditures in excess of $300,000 during 1999, excluding assets acquired in acquisitions. To date, the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

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

The Company has performed an internal analysis, completed a summary plan that identifies all critical systems, assessed the compliance status and a plan to achieve compliance on non-compliant systems and has finalized a written plan to address the year 2000 issues for both internally developed products and products developed and manufactured by Qualcomm. Qualcomm has assured the Company that all the products supplied to BOATRACS, Inc. during the course of the relationship and going forward will be upgraded to ensure compliance with Year 2000 standards. All units in operation have been upgraded to compliance at no charge to the Company or customers. Only deactivated units remain to be upgraded when reactivated.

For internally developed products, the software has been upgraded and testing is complete. No problems were discovered in the testing phase. Development costs associated with the upgrade have been included in operations as incurred. The Company has spent a total of $18,500 to date and does not anticipate incurring any further material expenses. Expenses have been recorded in operations as incurred.

The Company is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally would also be likely to affect the Company. Failure of one or more of the Company supplier's computer products to be year 2000 compliant would have a material effect on the Company's business.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal proceedings to which the Company is a party.

ITEM 2. CHANGES IN SECURITIES

In September 1999, the Company issued 9,568 shares to a company employee under the terms of an Employment Agreement effective November 1997 and in reliance on
Section 4 (2) of the Securities Act of 1933. The shares were valued at $3.34 each.

On September 28, 1999 the Company issued 1,665,000 shares of the Company's common stock valued at $2.125, which represents a 15% discount from the market value due to trading restrictions on the stock, to former shareholders of ICTI pursuant to the terms of an Agreement and Plan of Reorganization in reliance on
Section 4 (2) of the Securities Act of 1933. See note 3 - Acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Inapplicable

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Item:
(a)(1)   Exhibit 11 - Computation of Net Earnings per share
        (filed herewith).

2.1 Agreement of Merger and Plan of Reorganization. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 7, 1999.

10.30 Employment Agreement with Mohammed G. Abutaleb dated September 28, 1999 (filed herewith).

                           EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
(In thousands, except earnings per share data)


                                     Three months ended       Nine months ended
                                         September 30             September 30
                                    1999          1998        1999         1998
                                    ----          ----        ----         ----
Net (loss) income                  ($254)         $296       ($413)        $334
Basic earnings per common share    ($.01)         $.02       ($.02)        $.02
Diluted earnings per common share    n/a          $.01         n/a         $.02
Weighted average common shares
outstanding                       19,029         18,691     18,939       16,810
Weighted average common shares
outstanding assuming              19,029         20,213     18,939       17,727
dilution

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc.
                                            Registrant


November 12,  1999                     /s/ MICHAEL SILVERMAN
Date                                       MICHAEL SILVERMAN
                                           CHAIRMAN OF THE BOARD



November 12, 1999                     /s/  JOHN O'BRYANT
Date                                       CHIEF FINANCIAL OFFICER