Form 10KSB
period 1999-12-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2000-03-29
CIK 700941

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                       FORM 10-KSB
[x] ANNUAL REPORT PURSUANT TO SECTION  13 OR 15 (d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

                                           OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

For the transition period from _________________to ______________________

Commission file number 0-11038

               ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

                  (Name of small business issuer in its charter)

      California
                                                                33-0644381
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                         Identification No.)

10675 Sorrento Valley Rd., Suite 200, San Diego, CA
   92121                                                         92121
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (858) 450-7600

            .Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                               COMMON STOCK
                              (Title of Class)

Check  whether the issuer (1) filed all reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the
past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                |X|Yes   No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:    $14,295,454

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2000, was $21,539,180. *


The number of shares outstanding of Registrant's common stock was 20,825,928 as of March 16, 2000.

                               DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement for the Annual Shareholders meetings to be held on May 23, 2000 has been incorporated by reference.

 .........Transitional Small Business Disclosure Format (Check one):   Yes |X|No


   ----------------
   *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 16, 2000. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                                                  PART I

   ITEM 1.  DESCRIPTION OF BUSINESS

   Introduction

   Advanced Remote Communication Solutions, Inc. ("ARCOMS") (formerly BOATRACS, Inc.) and its wholly owned subsidiaries, Enerdyne
   Technologies, Inc. ("Enerdyne"), OceanTrac, Inc., BOATRACS (Europe) B.V., Innovative Communications Technologies, Inc. ("ICTI"), and its divisions BOATRACS and BOATRACS Gulfport ("Gulfport") (collectively called the "Company"), are engaged in communications, satellite transmission technology, and provide video compression products to government and commercial markets.

   The Company has three business units:

   1.    BOATRACS,
   2.    Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary,
   3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

   BOATRACS

   BOATRACS' objectives include providing reliable and cost effective data communications systems for commercial marine applications. To achieve this objective, BOATRACS currently offers several satellite-based communications and tracking systems (the "BOATRACS System") and integrated software solutions. In addition, BOATRACS or its wholly owned subsidiaries, BOATRACS (Europe) B.V. and OceanTrac, Ltd., offer similar services in Europe and Canada, respectively.

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

   In order to meet industry demands, in November 1997, BOATRACS purchased substantially all of the assets of MED Associates, Inc. ("BOATRACS Gulfport") as a going concern. BOATRACS Gulfport is a Mississippi based provider of software applications and service solutions to the commercial maritime industry and oil companies.

   ENERDYNE

   On July 7, 1998, the Company acquired ENERDYNE, which was a privately held company located in Santee, California. ENERDYNE develops, builds and sells digital video compression equipment for the aerospace, military, intelligent transportation, government and commercial markets.

   ENERDYNE was formed in 1984 and initially focused on the development of proprietary solutions and protocol with the precision necessary to provide Motion Joint Photographers Expert Group ("MJPEG") based real-time video compression technology for the United States military. ENERDYNE continues to develop innovative solutions delivering real-time compressed video for use in unique applications such as the downlink of multiple video signals from Space Shuttle Columbia flights, and video transmission solutions for remotely controlled cranes, tanks and personnel carriers and unmanned airborne vehicles ("UAV"). ENERDYNE products have broad applications for other video surveillance markets. ENERDYNE has had success providing solutions for applications in intelligent transportation systems ("ITS").

   ENERDYNE's Adaptive Digital Video System ("ADVS") proprietary technology is based on digitizing the real-time video from the camera and transfer of the signal using its patented protocol between its encoder and decoder hardware manufactured in its own International Organization for Standardization ("ISO") certified facility. In its basic form the encoder takes an analog signal from a video source, digitizes it, and then compresses it for transmission. ENERDYNE's products use several compression methods including MJPEG.

   The advantages of digital data with video is that it is easily multiplexed and can be encrypted and transmitted over many digital mediums. The transmission quality is not affected by the number of repeaters. Compression of the digital video allows a lower bandwidth utilization and therefore, can reduce costs.

   ICTI

   Effective August 1, 1999, the Company completed the acquisition, by reverse merger, of ICTI, a privately held company located in Gaithersburg, Maryland. The purchase price included the payment to the former ICTI shareholders of $1.5 million in cash and the issuance of 1,665,000 shares of the Company's common stock and the delivery of promissory notes of $600,000. In addition, a promissory note of $400,000 was delivered subject to attainment of certain revenue targets. The Company effectively acquired ICTI's assets of $1.6 million, assumed liabilities of $1.5 million, and recorded goodwill of $5.5 million.

   ICTI was formed in 1989, specializing in the field of value-added satellite communications products and services. ICTI's business includes the provision of turnkey satellite communications systems and licensing unique software for the fixed and mobile satellite communications industry. Customers include international telecommunications common carriers, Internet service providers, the United States and foreign governments as well as manufacturers of satellite communications equipment.

   ICTI has proprietary technology in Secure Interworking Function, ("SIWF") that enables secure voice and data communications equipment to operate via leading-edge compressed communications channels in fixed and mobile communications environments. ICTI is the industry leader in providing SIWF software technology to the INMARSAT community. INMARSAT is an international consortium providing maritime voice, facsimile and data services worldwide using capacity on a combination of owned and leased satellites.


   ICTI also has proprietary technology in Network Management and Bandwidth Efficient Satellite Transport ("BEST"). BEST technology facilitates the efficient use of bulk satellite communications capacity in a manner which dramatically reduces recurring operating costs while increasing throughput and functionality to users for voice, data, video and Internet applications.

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

   On January 12, 1995, the Company (formerly First National Corporation) merged with BOATRACS, Inc. ("Old BOATRACS"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM, Incorporated (the "Merger"). The Merger was approved by the Bankruptcy Court. First National Corporation had no significant assets at the effective date of the Merger.

   Pursuant to the Merger, the Company, which was the surviving corporation, changed its corporate name to "BOATRACS, Inc."; the outstanding shares of Old BOATRACS were converted into the right to receive slightly less than 95% of the shares of common stock to be issued by the surviving corporation; and each of the outstanding shares of First National Corporation was converted into the right to receive 1/7 of one share of the common stock of the surviving corporation, with an aggregate of slightly more than 5% of the shares of common stock issued by the Company to the shareholders of First National Corporation prior to the Merger. As a result of the Merger, the 63,018 issued and outstanding shares of Old BOATRACS were converted into the right to receive 9,500,000 shares of the Company's common stock, and the 3,570,899 issued and outstanding shares of the common stock of First National Corporation were converted into the right to receive approximately 510,000 shares of the Company's common stock. The Company became the successor to the business of Old BOATRACS. In May 1999, the Company changed its name to Advanced Remote Communication Solutions, Inc.

   The BOATRACS Systems

   The BOATRACS System was adapted and enhanced by the Company for marine application predicated on the OmniTRACS System developed by QUALCOMM, Incorporated ("QUALCOMM"). The BOATRACS System provides confidential two-way data communications between a vessel or vessels at sea and a base station on land through the use of a mobile communications terminal ("MCT"), a satellite communications system and data delivery systems. The BOATRACS System also allows for hourly position reporting and monitoring. The BOATRACS System is effective while a vessel is within the satellite's "footprint," which extends approximately 200 to 400 miles offshore in most areas of the continental United States, Canada and parts of Europe or world-wide if using other satellite providers. The BOATRACS System is an interactive communications network linking a vessel to shore and from shore-based personnel to vessels and from boat to boat in most cases. Messaging and positioning information are forwarded from the vessel, via Ku-band satellite, to the QUALCOMM Network Management Facility ("NMF") in San Diego, California, or similar facilities in Europe, and then onto base stations at the customers' offices or to the Company's 24-hour network operations center ("NOC") also in San Diego. Messages that go to the Company can be relayed by fax or e-mail, or by an operator via phone or fax. The BOATRACS System is capable of sending or receiving digital (text) messages or files to or from a vessel. In San Diego, the NOC is linked via a dedicated telephone line for data transfers via modem directly to QUALCOMM's NMF in San Diego, where message transmissions to and from the vessels are formatted and processed. The NOC has a dedicated line to a local internet service provider for internal Internet use as well as value-added messaging services for vessels and other satellite providers.

   The NOC provides message relaying and stand-by backup services for fleets and individual vessels using the system in the United States, Europe and Canada. Computers communicate to the QUALCOMM NMF by modem to monitor customer accounts on the system. Operators relay satellite messages between vessels and their families or business associates on shore and from shore-based personnel to vessels. Other custom services are also available. The NOC also provides enhanced communication services to customers, including the relay of e-mail messaging, broadcast of weather, distribution of data relating to the customer's positioning and emergency back-up services.

   The Company charges its customers for the transmission of each message and for the transmission of each character within a message. There is also a monthly connection fee for the MCT to be on-line and for hourly position reports. The charges are subject to certain volume discounts. Additional charges are assessed for certain services provided by the network centers.

   On the Vessel

   The MCT consists of three basic components: the communications nnit, the keyboard/display unit and the outdoor unit and sells in a range of approximately $4,000 to $6,000 depending on features and volume discounts. The design of the unit allows for both ease of installation and efficient use of normally limited space. Software menus and simple wording on the Keyboard/Display Unit facilitate easy use of the system to send and receive messages. Although many of the Company's customers use only the basic MCT, optional products that interface with the basic unit are also offered. Customers also have the option of using a personal computer and BOATRACS' WINDOWS BOATCOMM User Interface Software ("WBUI") instead of the keyboard/display unit. The WBUI allows for the same features as the keyboard display unit with the added benefits of using a full screen and being able to send and receive computer files of any type.

   Many of the Company's customers also use marine application software programs developed by BOATRACS' Gulfport division. Such application software enables onboard users to enter business information into forms that are saved to a local database and then transmitted to the shore station as files.

   In the Office

   Generally, a customer with less than four units only uses the NOC. Typically, a customer who has more than four units elects to establish an in-house base station. The base station provides the customer with an in-house communications link and vessel-tracking capability. The base station is comprised of a computer and either the Company's or third party's communications software containing a mapping function enabling a customer to follow the progress of its fleet on a detailed computer map. Communications are conducted via modem directly between the customer's base station and the NMF maintained by QUALCOMM for satellite transmission to the customer's vessels. Some customers also have custom marine application software, which was developed by BOATRACS' Gulfport division. This application software stores data files received from the vessels and enables management, dispatchers, and others to retrieve reports to manage their fleet of vessels and to provide data to their customers.

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

   BOATRACS  Gulfport Division

   Effective November 1, 1997, the Company purchased certain assets assumed certain liabilities of BOATRACS Gulfport for cash and common stock. BOATRACS Gulfport is a developer of external application software services to the marine industry for use in connection with the BOATRACS System and other communication systems. The external application software can enhance the customer's use of operational data sent through the BOATRACS System. Additionally, BOATRACS Gulfport's proximity to existing and future Company customers in the work boat industry facilitates more timely customer service solutions to those customers.

   The BOATRACS Gulfport division provides custom developed software applications to offshore and some inland boat and barge companies. The BOATRACS Gulfport division's services include systems design, development, implementation, training and onboard installation. Relationships with key large customers often lead to serial consulting assignments whereby one project leads to another. Some customers outsource a significant amount of their information technology needs to the BOATRACS Gulfport division. The ability of the BOATRACS Gulfport division to provide solutions for customers has enhanced the ability of the Company to sell MCTs to vessel operators.

   ENERDYNE

   The Company acquired ENERDYNE on July 7, 1998 by means of a merger into a wholly owned subsidiary of the Company. ENERDYNE sells video compression equipment for aerospace, transportation, military and commercial applications. The acquisition was funded through the issuance of the Company's common stock warrants, notes payable and the payment of cash.

   ENERDYNE designs and manufactures video, voice and data communication products that enable the realization of high performance digital video compression solutions. ENERDYNE's patented technology provides the Company with a unique market position in video encoders, decoders and multiplexing equipment used in airborne and ground based digital video systems. Primary markets for these products include defense, ITS, surveillance and aerospace. ENERDYNE's products range in price from approximately $1,950 to $23,500 depending on the model and options selected. A multiplexer combining audio, data and alarms may be used in conjunction with some equipment. ENERDYNE has focused, and the Company will continue to focus, on developing very high quality products that have long life cycles and require minimal modification.

   ENERDYNE designs, develops and manufactures its products at its ISO certified facility in Santee, California. Products range from rack mounted industrial equipment to miniaturized and ruggedized environmentally protected units. The products are designed to contain interfaces with data channels, including wire, microwave and fiber optic. ENERDYNE's customers include various United States and state government agencies including the Navy, Air Force, Army, NASA, U.S. Department of Transportation in various jurisdictions, and the Department of Defense.

   ICTI

   The Company acquired ICTI effective August 1, 1999. The acquisition was funded through the issuance of the Company's common stock, notes payable and the payment of cash.

   ICTI designs and implements bandwidth-efficient multimedia satellite networks by developing customized software to manage and allocate available satellite power and bandwidth resources to optimize the life-cycle costs of satellite systems.

   ICTI's BEST system, together with the Integrated Network Management System ("INMS"), creates powerful voice, facsimile, data and video transmission networks in low-cost and low-risk implementations. These systems provide for broadcast and interactive multimedia applications and can allocate as much of a network's available bandwidth as needed to any fixed or mobile network site at any particular time. These networks support a variety of applications including telephone, facsimile, LAN interconnection, e-mail, video broadcast, telemedicine, distance learning, imaging and Internet access. Projects range in price from $200,000 to over $2,000,000.

   ICTI also derives revenue from licensing of specialized transport software. ICTI's SIWF has become the de-facto standard for Secure Telephone Unit ("STU") transport via INMARSAT digital dial up services. SIWF is a digital signal processing ("DSP") based software program that performs modulation and demodulation of signals sourced by secure telephones and includes a transport protocol for the satellite channel or other digital network. The SIWF software is currently designed to transport U.S. Government ("STU-3") and NATO ("STU-2B") secure telephones, as well as commercial versions such as the Motorola SecTel 9600.

   Dependence upon Significant Customers

   A material source of the Company's revenues comes from two customers, Tidewater, Inc. and Kirby Corporation, each of which represented 10% of the Company's total revenues in 1999. In 1998, two significant customers represented 24% and 10%, respectively of revenues and in 1997, two significant customers represented 18% and 12% of revenues. The loss of these customers could have a material adverse effect on the Company.

   The major customers may change yearly as they are calculated on total revenues including sales of communications systems, video transmission products and other products. Purchases of communication systems and video transmission products by a customer may not occur yearly and there can be no assurance that such customers will make significant purchases of products in the future. No relationship exists between the Company and its significant customers except normal business relationships. In addition, the BOATRACS Gulfport division provides software solutions to communication customers of the Company.

   Agreements

   Agreements with QUALCOMM

   The Company has exclusive distribution rights for the OmniTRACS system in the United States for marine application within defined coastal waters of the United States in the Atlantic and Pacific Oceans under a License and Distribution Agreement dated June 13, 1990, as amended from time to time (the "Distribution Agreement") with QUALCOMM. The Distribution Agreement had an initial term of five years with three options to extend for five years each (provided that the Company is in full compliance with the terms of the Distribution Agreement) for a total of twenty years through 2010. The first option to extend has been exercised by the Company and the Company has exercised its option to extend the Distribution Agreement for the next additional five-year option. The Distribution Agreement calls for the negotiation in good faith of a new agreement upon the expiration of the last option.

   Under the Distribution Agreement, the Company has exclusive rights to provide
   messaging   services  to  end  users  of  the  OmniTRACS  system  for  marine application.

   Under the Distribution Agreement the Company is also required to purchase a certain number of units annually. The minimum purchase requirement for each calendar year is to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCT's for the year ending December 31, 1997 and increasing by 10% each year. The minimum purchase requirement was not met for the year ended December 31 1999, but was met for the years ended December 1998 and 1997. Because the Company did not purchase the required 1999 minimum number of MCT's, the Company may be subject to a reduction of discounts in pricing. As of March 2000, the Company had not been advised by QUALCOMM that it will be subject to a decrease in pricing discounts and management believes that such reduction will not occur.

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

   In March 1995, the Company issued 1,112,265 shares of common stock to QUALCOMM for $737,000. The purchase price of the shares was paid by a reduction in the price of certain products and services currently provided by QUALCOMM to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory under the Distribution Agreement. The transaction was recorded as a note receivable for common stock issued which was reduced as discounts were earned. By June 30, 1998, a total of $737,000 in discounts had been earned reducing the note receivable balance to zero.

   In May 1999, the Company issued 60,000 restricted common shares to QUALCOMM as full payment on $153,600 of certain accounts payable. The shares were issued at fair market value of $2.56 per share.

   Service Provider Agreement with Iceland Telecom

   In July 1998, BOATRACS (Europe) B.V. entered into a Service Provider Agreement with Iceland Telecom, an Icelandic company, which is the EUTELSAT signatory for Iceland. This agreement appoints BOATRACS (Europe) B.V. to be the service provider of EUTELSAT services for Iceland.

   Agreements with British Telecom

   In July 1998, the Company entered into agreements with British Telecom to become an INMARSAT provider. INMARSAT is an international consortium providing maritime voice, facsimile and data services worldwide using capacity on a combination of owned and leased satellites.

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

   Additional Products

   ENERDYNE continues to develop new video compression and related products to complement the Company's product lines. The products are sold to ENERDYNE's customers under proprietary names. These products, to be released during 2000, are:

    Universal Communications Multiplexers, a more flexible multiplexer that can deliver data over circuit or packet based networks;
    Video  Compression   Encoder/Decoder  with  MPEG2  and  MPEG1;
    Linux Communications Server, which uses Linux as the embedded operating system.

   ICTI is developing new products to expand its licensed software products. The enhancement and application of SIWF, NMS and BEST technologies to meet the needs of existing and potential customers in expanding wireless markets remains a strategic goal. ICTI continues to develop a unique approach to the rapid design and deployment of multimedia satellite networks. BEST-enabled networks can be quickly developed using a modular building block approach of components that can be selected and combined with ICTI's BEST and NMS software to meet customer communications requirements. In addition, ICTI's networks are being applied to customer applications requiring access to the Internet, and ICTI is enhancing its products to better meet the demands of accessing the Internet effectively.

   The Company is seeking strategic alliances with companies that have proven products or services in markets requiring video compression. In addition, the Company uses its commercially reasonable best efforts to stay abreast of new products and services that can complement its existing product and service offerings and seeks to build additional strategic relationships with companies that are developing new solutions for the respective businesses including: (i) interfaces and marine related products that require communications between a vessel and the shore and (ii) new video compression relationships. The Company continues to explore ways to economically enhance these relationships by acquiring either sales and distribution rights to, or direct ownership of, the products developed. The Company believes that these efforts have the potential to result in significant growth in increased sales of products and messaging volume.

   The Company is also an INMARSAT provider. As an INMARSAT provider, the Company will be able to provide global coverage to customers. See "Risk Factors."

   Research and Development

   During  1999,  1998 and 1997  the  Company  spent  $1,133,943,  $243,271  and
   $199,000, respectively, on research and development of new products, services and software to complement the BOATRACS System and ENERDYNE systems. Research and development includes labor and the materials used to develop new products, services and software, and excludes market research activities.

   Market Expansion

   The Company believes that there is a sizable market in the United States and abroad for its products and has developed strategies to expand into selected markets by providing innovative solutions to customer needs. There can be no assurance that any of the Company's market expansion efforts will be successful.

   ENERDYNE's  products   specifically   address  four  segments  of  the  video
   compression market: defense, ITS, surveillance and aerospace. ENERDYNE plans to explore and develop new products for significant markets.

   The Company believes that there are increased opportunities for ENERDYNE's products in the ITS market. Uses of video compression products include highway surveillance/monitoring, wide area detection, ramp monitoring, toll evasion verification, emergency medical services and toll booth security. The Company believes that the United States government has appropriated approximately $200 billion via the Transportation Equity Act commencing in 1998 over the next five years, a portion of which will be dedicated to ITS. There also appear to be opportunities overseas for the ENERDYNE technology. It is anticipated that market expansion will be in government, military and private industries working with transportation management systems. The potential end user will be a federal, state or local governmental agency responsible for traffic management in its jurisdiction. There can be no assurance that the Company's beliefs are accurate.

   There has been an upsurge in the use of satellite and wireless systems to deliver telephone, Internet, business and entertainment video, as well as personal and commercial data. This has spurred growth in information delivery that has reduced time and distance barriers, creating a global communications environment. The efficiency and flexibility of satellite and wireless solutions has been enhanced by the convergence of advanced digital compression technology and state-of-the-art transmission capabilities, coupled with high power satellites to permit the use of very small satellite earth stations. The wide area coverage of satellites combined with their inherent broadcast capability provide an important element to the world of today's multimedia communications. In addition to ubiquity of coverage, satellites are capable of broadcasting vast amounts of digital information including video programming and the Internet to a multitude of users. In areas where it is impossible or impractical to install a fixed, wired facility, such as developing countries and ocean bodies, satellite technology has been the medium of choice for providing multimedia services to a multitude of users.

   The Company believes that ICTI's products and services address the needs of international telecommunications common carriers and large private networks to offer unique products to their respective customers in mobile and broadband satellite communications environments. ICTI is expanding its relationship with its existing customer base. In addition, ICTI is actively establishing relationships with other common carriers and new service providers in Europe, the Middle East and South America. There can be no assurance that any of the Company's market expansion efforts will be successful.

   Sales and Distribution

   BOATRACS

   Since its inception, the Company has employed an internal direct sales force and has engaged sales representatives to place the Company's products with marine electronics dealers, which sell to the end user. In addition, the Company is continually seeking relationships with third-party distributors, which can provide sales and service support for its products. The Company believes that such arrangements have the potential to result in sales in areas where it is not cost-effective to have a full-time salesperson. In the New England and Atlantic fishing markets the Company has agreements with 32 dealers.

   ENERDYNE

   ENERDYNE typically sells its product directly to customers through direct sales and marketing employees. In addition, the Company uses manufacturers' representatives and sells to system integrators who then package its products with others to achieve a universal solution for a customer.

   ICTI

   ICTI employs an internal direct sales force and has engaged foreign sales representatives to match the Company's products and services to key customers. The Company is continually seeking foreign sales representatives and partnerships with complementary organizations to provide access and support for selected international markets. In addition, the Company licenses its software products through manufacturers and common carriers in order to reach end users.

   Competition

   BOATRACS

   The mobile communications industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. The Company competes in its market on the basis of product quality, reliability, price, customer support and product features. BOATRACS believes that it is currently competitive with respect to each of these factors. However, BOATRACS' competitors are aggressively pricing their products and will likely continue to do so in the future. In addition, competitors are offering new value-added products and services similar to those developed or being developed by the Company or QUALCOMM. Emergence of new competitors, particularly those offering lower cost products, enhancements, additional features and Low-Earth Orbit ("LEO") satellite communications systems, may impact margins and intensify competition in new markets. Two LEO systems offer voice: IRIDIUM, which has been commercially available but has experienced significant economic setbacks, and GLOBALSTAR, which has begun limited commercial service. ORBCOMM, also a LEO system, does not offer voice but offers short data and location services and is now commercially available. Due to their long-term unproven capabilities, the Company cannot predict how its competitors' products and services will compete directly against the BOATRACS existing products and services. The Company is exploring ways to compete with and/or offer this new generation of products and services. However, the competition could have a material impact upon the BOATRACS business.

   The following is an overview of certain products and services that compete with BOATRACS' communications products and services:

   Alternative Satellite Service Providers. Several competing entities provide satellite-based mobile voice and data systems in marine markets. INMARSAT provides maritime voice, facsimile and data services worldwide using capacity on a combination of owned and leased satellites. American Mobile Satellite Corporation currently offers data communications and vessel tracking using its newly launched L-band satellite, and a voice-based system. ARGOS provides one-way (ship to shore) communications and position reporting in many parts of the world. When ARGOS operates on the Japanese ADEOS2 satellite it will offer two-way communication. INMARSAT is approved to provide Global Marine Distress Safety System ("GMDSS") notices and communications. GMDSS requires shipping vessels of a certain nature and size that operate on international voyages to have a GMDSS approved communications system. The BOATRACS System cannot become GMDSS approved because the BOATRACS System's coverage is not global. The Company is at a disadvantage without such approval.

   H F Radio. At least one competitor, Globe Wireless, Inc., now operates a network of H F radio stations that allow for email capabilities and transfer of data files. Globe Wireless, Inc. states that its system operates "much like a digital cellular network except it is worldwide." Globe Wireless, Inc. competes directly with the Company. It has also advertised the ability to deliver software system solutions for its customers. The Company is uncertain whether H F radio is as dependable as satellite communications.

   Cellular phone. Cellular phone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat and towing operators. The cellular range is limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited. Cellular phones are usually out of range ten miles from the coast; however, in the United States, Waterway Communications Systems, Inc. ("Watercomm") provides cellular radio phone service for vessels operating on inland waterways. Watercomm phones utilize radio towers placed along the major U.S. rivers to send and receive voice and data transmissions. Watercomm users incur a connection charge as well as a per-minute usage charge, based on where the vessel is operating. In Europe, GSM, the European cellular phone service, offers extensive coverage and plans to provide coverage to nearly all of Europe's population. GSM cellular phone service also provides a user the convenience of using a single phone in many different countries; however, there are significant roaming charges when roaming in a non-home country.

   ENERDYNE

   Video Compression Products. ENERDYNE competes with a number of companies in its current markets each of which provides one or more products offered by the Company and some of which have access to greater financial resources. The following are significant competitors to ENERDYNE's products and services:

   L-3 Communications Corp. - L-3 Communications Corp. was formed in 1997 by Lockheed Martin, Lehman Brothers Capital Partners III and ex-Loral Corporation management. The Conic Division of this company provides numerous components and products for the military and aerospace markets including video compression/expansion systems and encryption/decryption modules. L-3 Communications Corp. is also a major customer of ENERDYNE, purchasing video compression products and integrating them with L-3 Communication Corp. products for sale in the defense and aerospace industries.

   Aydin Corporation - Aydin Corporation produces a line of data acquisition products including airborne and ground systems for gathering, processing, formatting, and transmitting information related to satellites, spacecraft, aircraft and missiles. Their products include a line of rugged airborne and ground station telemetry products capable of capturing and transmitting digital video.

   Delta Information Systems ("Delta") - Delta produces a number of video related products including encoders and decoders. Certain Delta products are purchased by Aydin Corporation and integrated into the systems of Aydin Corporation and are sold to the U.S.
   Department of Defense.

   Odetics - Odetics is a supplier of communications equipment for the television broadcast, video security, telecommunications and ITS markets. Odetics' subsidiary, Odetics ITS, has developed the Vantage Video Detection System, which is a single camera product that provides cost effective video detection for a variety of temporary or permanent one-camera applications, and the Vantage Plus, which is a multicamera intersection control product with modular design utilizing from one to six cameras. Both systems offer accurate vehicle detection during all weather and lighting conditions using motion stabilization techniques for top performance even in high wind conditions. They also send surveillance quality video images to remote viewing locations over existing communication path enabling users to view live traffic operations.

   Fiber Options - Fiber Options develops, manufactures and markets fiber optic systems for transmitting video, audio and data used for surveillance, broadcast and professional video, industrial controls and transportation.

   Racal Data Group - Racal Data Group develops, manufactures and services communication network solutions. They provide secure and managed access to multimedia information networks and enables the customers to transition to Integrated Services Digital Network ("ISDN"), Frame Relay, and Asynchronous Transfer Mode ("ATM").

   ADPRO of Australia - ADPRO of Australia's Vision Systems division markets a range of video based products for the security and surveillance market. Its products include:
   Remote video transmission product which allows more of the site to be secured and managed from a central monitoring station via the telephone network.
   High performance video intrusion detection which are detectors that connect to a standard video camera and alert an operator when an intrusion is occurring.
   Video  framestore  which  captures  a series of images  around the time of the alarm.
   Passive infrared detectors which are long ranging passive infrared detectors for outdoor environments.

   Value-Added System Integration. ICTI competes with mid-sized system integration companies. ICTI has the competitive advantage of being able to provide highly skilled system engineering to solve highly complex and custom communications problems. The following are competitors to ICTI's system integration products and services:

   SDS International - SDS International, Inc. ("SDS") is a supplier of turnkey earth station systems worldwide. SDS designs, integrates and installs systems for domestic and international use.

   TriPoint Global Communications, Inc. - TriPoint Global Communications, Inc., is a full service provider of satellite and wireless communications products, services and installations of satellite earth stations. RSI Global Communications Systems, a subsidiary of TriPoint Global Communications, Inc. designs, integrates and installs satellite earth stations for domestic and international use.

   Licensed Software Products. ICTI competes with few companies in its provision of licensed software products. The following are significant competitors to ICTI's licensed software products:

   Comsat Corporation - Comsat Corporation is the U.S. Signatory to the INTELSAT and INMARSAT satellite consortiums. Comsat Laboratories, a division of Comsat Corporation, is a research and development center that develops specialized technologies for application in the mobile and fixed satellite communications industry.

   Other Companies - There are a number of other small companies such as DSPSE and DataPump Ltd. that provide contract and licensed software development services. These companies typically only provide subsets of the licensed product suites offered by ICTI.
   Certain of these companies are also suppliers to ICTI.

   Proprietary Information

   The Company relies on a combination of copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. According to reports filed with the Securities and Exchange Commission ("SEC"), QUALCOMM has been granted United States patents and has patent applications pending in the United States with respect to the OmniTRACS System. QUALCOMM has also reported that it actively pursues patent protection in other countries of interest, which protection may or may not cover OmniTRACS products.

   ENERDYNE currently holds patent no. 5633686 in the United States, for ADVS. The patent covers a system in which a decoder at a receiving station for a digitally encoded signal is able to automatically adapt to varying formats and operating modes. The method is independent of the particular video format or compression scheme employed, and functions with any transmission medium and bandwidth. The patent was filed on September 14, 1994 and issued on May 27, 1997. ENERDYNE currently has two trademarks: ADVS(R) (Adaptive Digital Video System) and Passlink(TM).

   ICTI relies on a combination of registered and unregistered copyrights, trade secrets, trademarks and proprietary information to enhance its competitive position. ICTI currently has patent applications pending in the United States and other countries with respect to its BEST technology.

   Employees

   At December 31, 1999, the Company and its subsidiaries had 100 employees.

   RISK FACTORS

   The Company wishes to caution readers that the following risk factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   The foundation of the Company's maritime communications business is the Distribution Agreement pursuant to which BOATRACS has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM. QUALCOMM is the major supplier of the communications equipment sold by BOATRACS and provides certain services that are essential to the BOATRACS business. If QUALCOMM decides to discontinue its satellite communications business or the manufacture of such equipment, the Company would be unable to continue its core communications business. While BOATRACS has an agreement with QUALCOMM for the products and services provided by it, QUALCOMM has the right to terminate this Agreement under certain circumstances. In addition, any manufacturing delay or difficulty in procuring components experienced by QUALCOMM resulting in a shortage of available OmniTRACS units could have a material adverse impact on BOATRACS' business and financial results. Under the Distribution Agreement, QUALCOMM retains all ownership rights to the OmniTRACS software and all updates, upgrades, improvements or modifications thereto, whether made by QUALCOMM or BOATRACS. Additionally, BOATRACS is dependent upon QUALCOMM's OmniTRACS system, which currently operates on leased Ku-band satellite transponders in the areas where BOATRACS is active. BOATRACS has been informed that in the United States, QUALCOMM's satellite transponder lease and the position reporting satellite transponder lease run through the year 2001. QUALCOMM has informed the Company that it believes any additional required transponder capacity will be available on acceptable terms. However, there can be no assurance that the satellite transponders leased by QUALCOMM will continue to function or that future transponder capacity will be available on acceptable terms when needed. Any failure by QUALCOMM to maintain adequate satellite capacity would have a material adverse effect on the Company's business and financial results.

   BOATRACS has a direct contract with EUTELSAT, the satellite segment operator in Europe through Iceland Telecom. In Canada, BOATRACS relies on its service provider, CANCOM Mobile, which has relationships with Canadian satellite providers. In the United States, BOATRACS relies on its service provider, QUALCOMM, which has relationships with satellite providers in the United States. The Company is not privy to the details of its service providers' contracts with satellite providers. There can be no assurance that the transponders used in Europe, Canada and the United States will continue to function or that future transponder capacity will be available on acceptable terms as needed. Any failure by the providers to maintain adequate satellite capacity would have a material adverse effect on BOATRACS' business and financial results.

   The messaging service provided by BOATRACS involves data transfers via standard telephone lines. BOATRACS' operations rely upon the availability of stable telephone connections between BOATRACS and QUALCOMM's Network Management Facility and between BOATRACS, its customers, the Internet and QUALCOMM's Network Management Facility. See "Business." Any system failure or natural disaster that resulted in an interruption of stable telephone service would have a material adverse effect on the Company's business and financial results.

   According to reports filed with the Securities and Exchange Commission ("Commission"), QUALCOMM has been granted United States patents and has patent applications pending in the United States with respect to its OmniTRACS system, which is distributed by BOATRACS for marine applications.
   QUALCOMM has also reported that it actively pursues patent protection in other countries of interest, which protection may or may not cover OmniTRACS products. There can be no assurance that the pending patent applications will be granted, that QUALCOMM's patents or copyrights will provide adequate protection, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the OmniTRACS System. From time to time, certain companies may assert exclusive patent, copyright and other intellectual property rights to technologies, which are important to the industry or to the products distributed by BOATRACS. If QUALCOMM is unable to license protected technology used in its products, or if the OmniTRACS product were found to infringe on protected technology, QUALCOMM could be prohibited from marketing such products. In such circumstances, BOATRACS would be unable to continue its communication operations.

   ENERDYNE holds a patent in the United States for its ADVS. Should ENERDYNE's competitors develop or patent technologies that are substantially equivalent or superior to ENERDYNE's patent, ENERDYNE's position in the market could be compromised.

   The integration of BOATRACS', ENERDYNE's and ICTI's operations will require substantial capital funding and the dedication of management resources that may temporarily detract attention from the day-to-day operations of the combined company. The combination of the three companies will also require coordination of their research and development and sales and marketing efforts. The difficulties of combining the three companies may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining three different corporate cultures. The process of combining the three organizations may cause an interruption of, or a loss of momentum in the activities of any or all of the companies' businesses, which could have an adverse effect on the revenue and operating results of the combined company, at least in the near term. There can be no assurance that the combined entity will be able to retain its key technical and management personnel or that the combined entity will realize any of the anticipated benefits of the merger. Failure to effectively accomplish the integration of the three companies' operations could have an adverse effect on the combined company's results of operations and financial condition.

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

   ICTI has a patent application pending in the United States and other countries related to ICTI's BEST technology. There is no assurance that any of the pending patents will be granted. Similarly, should ICTI's competitors develop or patent technologies that are substantially equivalent or superior to ICTI's patent, ICTI's position in the market could be compromised.

   ICTI derives royalty income from licenses related to the use of SIWF technology over the INMARSAT satellite system. Technological innovation may lead to obsolescence of the services offered through the INMARSAT system, thereby impacting ICTI's royalty income.

   The Company may need to raise additional capital to fund operations and growth. The Company has not determined the amount, if any, or the source of any capital which might be required. The issuance of common stock and warrants and options to purchase common stock will result in dilution to existing shareholders.

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

   The mobile communications industry is highly competitive. See "Competition."

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

   The sales cycles of BOATRACS, ENERDYNE and ICTI are not even throughout the year. The sales process takes a considerable amount of time for the companies to close a sale. ENERDYNE's customers include governmental departments and the sales cycle is often slow to complete. In addition, the sales staff may spend considerable time on sales leads which do not come to fruition.

   The Company is currently expanding its operations abroad. The Company has limited experience in managing foreign operations. International expansion efforts are likely to strain the Company's management, financial and other resources. Any failure of the Company to expand in an efficient manner or to manage its dispersed organization could have a material adverse impact on the Company's business and financial results. Other risks that will be faced by the Company in its international business include costly regulatory requirements; unexpected changes in regulatory requirements; application of foreign law; fluctuations in currency exchange rates (which could materially and adversely affect the Company's results of operation and, in addition, may have an adverse effect on demand for the Company's products abroad); tariffs or other barriers; difficulties in staffing and managing foreign operations; political and economic instability; difficulties in accounts receivable collection; extended payment terms; and potentially negative tax consequences. Additionally, ENERDYNE's and ICTI's products and technology could be subject to restrictions on sales to certain foreign countries by the United States Government or by foreign governments on sales originating in the United States. These factors could have an adverse impact on the Company's business and financial results in the future or require the Company to modify its current business practices.

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

   The Company's products are subject to various Federal Communications Commission ("FCC") regulations in the U.S. These regulations require that the Company's products meet certain radio frequency emission standards and not cause unallowable interference to other services. QUALCOMM filed an application with the FCC for a standard experimental license with a two-year term, which was granted effective August 18, 1995. In addition, QUALCOMM pursued a Petition for Rulemaking, which it filed, with the FCC in 1992 to amend the Table of Frequency Allocations permitting non-experimental use of the frequencies utilized by the OmniTRACS system in the United States coastal waters. Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 mobile communication terminals for a term of 10 years. There can be no assurance that QUALCOMM's current license will continue to be renewed. In the event of non-renewal or revocation of QUALCOMM's license by the FCC, the License and Distribution Agreement between QUALCOMM and the Company may be terminated and the Company may be unable to continue its United States communication operations.

   Pursuant to the Distribution Agreement between if the Company desires to sell its business, QUALCOMM has a right of first refusal to purchase the Company's business on the terms of the sale to the proposed transferee. QUALCOMM's right of first refusal could adversely affect the ability of the Company to sell its business to a third party purchaser.

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

   Year 2000 Issues. In the operation of its business, the Company uses commercial computer software primarily purchased from or provided by independent software vendors. During 1997 and 1998, the Company began an analysis of the exposure to the impact of "year 2000 issues" (i.e., issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), and determined that such commercial software was already substantially year 2000 compliant, and that completion of year 2000 compliance would not have a material impact on the Company's business, operations or financial condition.

   The Company performed an internal analysis and finalized a specific written plan to address the year 2000 issues for both internally developed products and products developed and manufactured by QUALCOMM. QUALCOMM had assured the Company that all the products supplied to the Company during the course of the relationship and going forward would be upgraded to ensure compliance with year 2000 standards. This assurance was at no charge to the Company or customers but the Company was required to exchange certain chip sets of its customers at minimal cost.

   For internally developed products, software was upgraded and tested prior to year-end. Development costs associated with the upgrade were included in operations as incurred. The Company spent a total of approximately $25,000.

   The Company has not experienced significant year 2000 issues subsequent to December 31, 1999 and does not currently believe that it will incur material costs or experience material disruptions in its business associated with the year 2000. Although the Company believes it has taken the appropriate steps to address year 2000 readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

   ITEM 2. DESCRIPTION OF PROPERTY

   The Company  has  various  lease  agreements  for  offices and  manufacturing facilities. The Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company leases its corporate office space under a non-cancelable operating lease that expires in December 2002. ENERDYNE leases a 9,800 square foot facility in Santee, California which expires in November 2000, and Gulfport leases a 2,500 square foot facility in Gulfport, Mississippi which expired in December 1999 and is "month-to-month" while a new lease is negotiated. BOATRACS (Europe) B.V. leases a facility in Leiden, The Netherlands, which expires in December 2001. ICTI leases a 10,300 square foot facility in Gaithersburg, Maryland which expires in 2004. Total rent expense was $348,640, $217,157 and $57,894 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                                                                 PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock began trading in the over-the-counter market in March 1995 and is quoted on the OTC Bulletin Board under the symbol "BTRK." The following table sets fiscal 1999 and 1998 high and low bid quotations for the common stock as provided by the National Association of Securities Dealers, Inc.:

                                                  High Bid      Low Bid
   Quarter Ended

   December 31, 1999                              $3.00          $2.13
   September 30, 1999                             $3.00          $2.19
   June 30, 1999                                  $2.97          $1.88
   March 31, 1999                                 $2.66          $1.81

   December 31, 1998                              $3.13          $1.75
   September 30, 1998                             $4.81          $2.63
   June 30, 1998                                  $4.94          $3.25
   March 31, 1998                                 $4.00          $2.06


   On March 16, 2000, the closing price of the common stock, as reported on the OTC Bulletin Board, was $2.81. As of March 16, 2000, the Company had approximately 310 holders of record of its common stock. In addition, approximately 4.9 million shares are held in street name accounts. The Company has not paid any dividends since the Merger and does not currently intend to declare any dividends. In addition, the Company's bank debt has restrictive covenants which do not allow dividends to be paid.

   The quotations set forth above represent inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The existence of quotations for the common stock should not be deemed to imply that there is an established public trading market for the Company's common stock.

   In September and December 1999, the Company issued a total of 16,921 shares to a Company employee under the terms of an employment agreement effective November 1997 and were issued in reliance on the exemption set forth in
   Section 4 (2) of the Securities Act of 1933 (the "Act"). The shares were valued at $3.34 per share (9,568 shares) and $2.04 per share (7,353 shares).

   On September 28, 1999 the Company issued 1,665,000 shares of the Company's common stock to former shareholders of ICTI valued at $2.125 per share, which represented a 15% discount from the market value due to trading restrictions on the stock. The shares were issued pursuant to the terms of an Agreement and Plan of Reorganization in reliance on the exemption set forth in Section 4 (2) of the Act. (See note 2.)

   In April 1999, the Company entered into an asset purchase agreement with two individuals to purchase a communications components business. The Company paid $50,000 in cash and issued 75,000 restricted common shares in reliance on the exemption set forth in Section 4 (2) of the Act, valued at $2.03 per share. Goodwill of approximately $200,000 was recorded as a result of the transaction.

   In May 1999, the Company issued 60,000 restricted common shares, in reliance on the exemption set forth in Section 4 (2) of the Act to QUALCOMM as full payment on $153,600 of certain accounts payable. The shares were issued at fair market value of $2.56 per share.

   In June 1999, the Company entered into the Series A Preferred Stock Purchase Agreement with a private company. Pursuant to this agreement, the Company issued 300 restricted shares of convertible preferred Series A stock ("Preferred Stock") under Rule 506 of the Securities Act for an aggregate purchase price of $3,000,000. The holder of the preferred stock is entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 9% per annum. Each share of the preferred stock valued at $10,000, is convertible into common stock at a conversion price of $4.00 per common share and may be adjusted for certain recapitalization events.

   In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at $4.44 per share, to a charitable trust in connection with the purchase of a promissory note from a director and officer of the Company. The securities were issued in reliance on the exemption set forth in Section 4
   (2) of the Act.

   Effective July 1998, the Company issued 5,000 shares of common stock valued at $4.75 per share in connection with the acquisition of OceanTrac, Inc. The securities were issued in reliance on the exemption set forth in Section 4
   (2) of the Act.

   In July 1998, the Company acquired ENERDYNE for $22.6 million in a combination of cash, common stock and notes. A total of 3,000,000 common shares were issued, 2,930,700 of which were issued to the former shareholders of ENERDYNE and the remainder to the financial advisors. In addition the former owners received a total of 488,225 warrants to purchase common stock at a price of $2.00 per share and stock options to purchase a total of 1,327,000 shares of common stock at $2.65 per share. The securities were issued in reliance on the exemption set forth in Section 4 (2) of the Act.

   In November 1997, the Company issued 240,000 shares of common stock valued at $1.40 per share to the previous owner of MED Associates, Inc. in connection with an asset purchase agreement.


   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

   The Company has three business units:
         1.  BOATRACS,
         2. Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary, and
         3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

   BOATRACS

   Effective November 1, 1997, the Company acquired certain assets of BOATRACS Gulfport for an adjusted amount of $280,000 in cash and 240,000 shares of common stock valued at $1.40 per share. The results of BOATRACS Gulfport's operations from the date of the acquisition to December 31, 1997 were not significant. Goodwill in the amount of $541,000 was recorded in the acquisition and is being amortized under the straight-line method over ten years.

   Effective July 1, 1998, the Company acquired all of the outstanding shares in OceanTrac, a Canadian corporation. The Company issued 5,000 shares of its common stock valued at $4.75 per share and forgave notes totaling $310,463. The acquisition of OceanTrac resulted in recording intangibles in the amount of approximately $388,000 and are being amortized under the straight-line method over ten years.

   ENERDYNE

   On July 7, 1998, the Company acquired ENERDYNE by means of a merger with a wholly owned subsidiary of the Company. ENERDYNE is a provider of versatile, high performance digital video compression products to government and commercial markets. ENERDYNE, formed in 1984, is located in Santee, California. The acquisition price of $22.6 million was paid for by a combination of cash, common stock and notes payable. A patent in the amount of $18 million and goodwill in the amount of $10.5 million were recorded and are being amortized over sixteen years under the straight line method. The two shareholders of ENERDYNE signed employment contracts with the Company for one and two years, respectively, and one shareholder was elected to the Company's board of directors in September 1998.

   The First Amendment to the Agreement and Plan of Reorganization (the "Amendment") in connection with the ENERDYNE Acquisition was executed effective July 7, 1998. The Amendment increased the number of compensatory option shares and exercise price subject to a specific paydown on the acquisition notes payable to the selling shareholders. On December 29, 1998 bank financing was obtained to effect the compensatory contingency per the Amendment and the options were revised to 663,500 at an exercise price of $2.65 per share in accordance with the calculations and provisions in the Amendment.

   ICTI

   Effective August 1, 1999, the Company completed the acquisition of ICTI, a privately held company located in Gaithersburg, Maryland by means of a merger into a wholly owned subsidiary of the Company. The purchase price included payment to the former ICTI shareholders of $1.5 million in cash, and the issuance of 1,665,000 shares of the Company's common stock and delivery of promissory notes in the amount of $600,000. In addition, a promissory note in the amount of $400,000 was delivered subject to attainment of certain revenue targets. The Company effectively acquired ICTI's assets of $1.6 million, assumed its liabilities of $1.5 million and recorded goodwill of $5.5 million which is being amortized over ten years under the straight line method.

   The acquisitions of BOATRACS Gulfport, ENERDYNE and ICTI represent the Company's continuing efforts to diversify its operations. The Company intends to continue to evaluate other acquisition opportunities.

   The Company recognizes revenue from the sale of communication systems at the time the equipment is shipped to the customer. Revenue from data transmission and messaging is recognized at the time the transmission is made by the customer. Revenues from the sale of video compression units, which do not entail significant customization or customer modification is recognized upon shipment of products to customers. Revenue that relates to satellite transmission technology software arises from satellite software arrangements. Revenue that relate to software arrangements that require significant product modification or customization of software are recorded using the percentage of completion method as costs are incurred. Revenues from software arrangements that do not require significant modification or customization of software are recorded when delivery has occurred. Enerdyne's products are generally subject to a 12-month warranty. The Company does not accrue for estimated future claims, based upon historical experience.

   Results of Operations

   The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:

                                                    Year Ended December 31,
                                                   -------------------------
                                                  1999      1998     1997
                                                    %         %        %
     Revenues:
         Communications .......................... 48.2      77.8     100.0
         Video compression ....................... 28.4      22.2
         Satellite transmission technology ......  23.4
                                                  -----     -----     -----
              Total ............................. 100.0     100.0     100.0
     Operating expenses:
         Communications .......................... 19.4      42.8      57.5
         Video compression .......................  8.3       7.2
         Satellite transmission technology ....... 11.8
         Selling, general and administrative ..... 53.7      44.3      44.3
         Research and development ................  7.9       2.4       3.8
                                                  -----     -----     -----
         (Loss) income from operations ........... (1.1)      3.3      (5.6)
         Interest (expense) income ............... (4.9)     (3.6)       .7
         Income tax (provision) benefit .........   (.5)      4.1
                                                  -----     -----     -----
         Net (loss) income ......................  (6.5)      3.8      (4.9)
                                                   -----     -----     -----

Years ended December 31, 1999 and 1998

    Total revenues for the twelve months ended December 31, 1999 were $14,295,454, an increase of $4,122,134 or 41% as compared to total revenues of $10,173,320 for the prior year ended December 31, 1998.

    Communications revenue, which consist of revenues from the sale of BOATRACS systems, software and data transmission and messaging were $6,889,171 or 48% of total revenues, a decrease of $1,025,337 or 13% compared to $7,914,508 or 78% of total revenues for the year ended December 31, 1998. The decrease in communications revenue, compared to the same period in the prior year, primarily relates to a decrease in the sale of MCTs and related software in 1999 in the amount of $1,744,237 or 43%, offset in part, by an increase in data transmission and messaging revenues of $718,900 or 19% compared to the prior year. The increase in data transmission and messaging revenues reflects an overall increase in services provided by BOATRACS as a result of growth in the number of systems installed on vessels.

    Video compression revenues, which are revenues from Enerdyne were $4,056,674 or 28% of total revenues, an increase of $1,797,862 or 80% compared to $2,258,812 or 22% of total revenues in the prior year. The Company acquired Enerdyne in July 1998 and 1998 revenues only include six months compared to 12 months for 1999.

    Revenues from satellite transmission technology were $3,349,609 or 23% of total revenues for the year ended December 31, 1999. Satellite transmission technology revenues are generated from ICTI, acquired by the Company effective August 1, 1999.

    Communications expense was $2,769,991 or 40% of communications revenue for the year ended December 31, 1999, a decrease of $1,583,261 or 36% compared to $4,353,252 or 55% of communications revenue in the prior year. The dollar decrease is consistent with the decrease in communications revenue in 1999 over the prior year. In addition, expenses from data transmission and messaging decreased $392,289 or 21% reflecting a new contract with volume discounts from the supplier, commencing in the second half of 1998, with an additional reduction in the second quarter of 1999. Overall gross margin for communications increased 15% to 60% for the year ended December 31, 1999 from 45% for the same period of the prior year. While the gross margin on the sale of MCT's remained relatively unchanged, other software margins increased 6% to 37% from 31% in the prior year. The margin on data transmission and messaging increased 16% to 67% at December 31, 1999 from 51% in the prior year.

    Video compression expenses were $1,184,524 or 29% of video compression revenues for the year ended December 31, 1999, compared to $731,752 or 32% of video compression revenues for the prior year. The prior year expenses included only six months as Enerdyne was acquired July 1998. The increase in gross margin to 71% from 68% primarily relates to a change in product mix.

    Satellite transmission technology expenses were $1,681,229 or 50% of satellite transmission technology revenues. ICTI was acquired by the Company effective August 1, 1999.

    Selling, general and administrative expenses for the year ended December 31, 1999 were $7,673,493 or 54% of total revenues, an increase of $3,161,241 or 70% compared to $4,512,252 or 44% of total revenues in the prior year. The increased dollar amount is primarily attributable to overall increases including the expenses of ICTI acquired effective August 1, 1999. In addition, 1999 included a full year of Enerdyne's expenses compared to only six months in 1998. Salary increased by a total of $755,736 or 38% due to additional personnel including the personnel at ICTI and general salary increases. Office expenses increased by $239,912 or 87% primarily due to additional personnel and related office supplies. Insurance expense increased by $105,763 or 75% due to acquisitions and related increases in personnel. Office rent increased by $131,483 or 61% due to additional office space being rented. Travel expense increased by $169,750 or 78% due to additional personnel, trade show attendance and travel by sales personnel. Marketing increased by $97,339 or 116% due to the addition of an in-house marketing department. These increases in selling, general and administrative expenses were partially offset by decreases in accounting fees of $18,636 or 19% and legal expenses of $58,703 or 28% due to costs associated with the acquisitions. In addition, bad debt expense decreased by $19,141 or 28%. Depreciation expense for the year ending December 31, 1999 was $327,960, an increase of $110,993 or 51% compared to the prior year due to acquisitions of companies and new capital equipment. Amortization expense for the year ended December 31, 1999 increased by $1,175,293 or 122% to $2,141,722 due to the amortization of goodwill and a patent acquired in acquisitions.

   Research and development expenses were $1,133,943 for the year ended December 31, 1999, an increase of $890,672 compared to the prior year expenses of $243,271. Expenses were incurred at both the ENERDYNE and BOATRACS divisions in research and development of new and potential products. Research and development expenses include labor and materials.

   Interest income increased by $17,842 to $65,265 from $47,423. Interest expense increased $363,914 or 88% to $777,249 from $413,335 in the prior year primarily due to a full year's interest expense on notes recorded as part of the ENERDYNE acquisition in July 1998 compared to six months interest expense in the prior year.

   Income tax provision in the amount of $66,578 for the year ended December 31, 1999 represents an increase of $488,788 from an income tax benefit of $422,210 in the prior year.

   Earnings before interest, taxes, depreciation and amortization for the year ended December 31, 1999 were $2,322,860, an increase of 53% compared to $1,518,334 in the prior year.

Years ended December 31, 1998 and 1997

   Total revenues for the twelve months ended December 31, 1998 were $10,173,320, an increase of $4,969,404 or 95.5% as compared to total revenues of $5,203,916 for the prior year ended December 31, 1997.

   Communications revenue which consist of revenues from the sale of BOATRACS systems, related software, revenues of BOATRACS Gulfport and data transmission and messaging were $7,914,508 or 78% of total revenues, an increase of $2,710,592 or 52% compared to $5,203,916 or 100% of total revenues for the year ended December 31, 1997. Revenues from the sale from MCT's in the United States increased by $1,075,196 or 87%. Software revenues from BOATRACS Gulfport, which was purchased effective November 1997, increased by $1,026,606, compared to the revenues for two months of the prior year. The increase was partially offset by a decrease in communication sales in Europe and Canada of $468,705 or 66% during 1998. Data transmission and messaging revenues were $3,881,244 an increase of $1,090,341 or 39% compared to $2,790,903 in the prior year. The increase in revenues reflects an overall increase in data transmission and messaging services provided by BOATRACS as a result of growth in the number of BOATRACS systems installed on vessels.

   Video compression revenues, which are revenues from ENERDYNE, which the Company acquired in July 1998, were $2,258,812 or 22% of total revenues.

   Communications expenses were $4,353,252 or 55% of communications revenue for the year ended December 31, 1998, an increase of $1,362,487 or 46% compared to $2,990,765 which represented 57% of communications revenue in the prior year. The dollar increase in expenses primarily reflects the increase in sales of BOATRACS systems, software expenses of BOATRACS Gulfport and data transmission and messaging services provided. Gross margin overall was 45% compared to 43% in the prior year. The gross margin on revenues on the sale of MCT's increased 4% to 39% due primarily to a decrease in the cost of units from the supplier during the second half of the year. The margin on data transmission and messaging remained relatively flat at 51% in 1998 compared to 49% in 1997. The Company received a reduction in costs from the service provider during the second half of 1998. This reduction was offset by lower margins in Europe and Canada.

   Selling, general and administrative expenses for the year ended December 31, 1998 were $4,512,252 or 44% of total revenues, an increase of $2,206,062 or 96% compared to $2,306,190 or 44% of total revenues in the prior year. The increased dollar amount is primarily attributable to increases in operating expenses in connection with three acquisitions, which the Company has entered into since November 1, 1997. Accounting and legal expenses increased by a total of $163,406 primarily due to additional expenses in connection with the acquisition of ENERDYNE and BOATRACS Gulfport during 1998. Salary expense increased to $1,769,100 from $659,917, an increase of $1,109,183 or 168%
   primarily as a result of additional employees due to acquisitions. Office rent was $217,157 compared to $57,894 in the prior year, an increase of $159,263 or 275% due to additional offices and a new BOATRACS corporate office to which the Company relocated in July 1998. Insurance expense was $141,482 compared to total insurance expense of $100,425 in the prior year, an increase of $41,057 or 41% primarily due to the additional subsidiaries. Amortization expense for the year ended December 31, 1998 was $966,429 due to the amortization of goodwill recorded as a result of the acquisition of BOATRACS Gulfport, ENERDYNE and OceanTrac, and amortization of the patent acquired in the acquisition of ENERDYNE. Depreciation expense was $216,967 compared to $62,768 in the prior year, an increase of $154,199 or 246% due to the acquisition of the subsidiaries' assets and new assets acquired in connection with the corporate office relocation. The increase in expenses was offset by a reduction in consulting expense in the amount of $105,015 or 30% and a decrease in shareholder relations in the amount of $72,024 or 67%.

   Research and development of new products and software for the year ended December 31, 1998 was $243,271 compared to $199,000 in the prior year, an increase of $44,271 or 22%.

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

   Liquidity and Capital Resources

   The Company's cash balance at December 31, 1999 was $857,634, an increase of $441,273, or 106% over the December 31, 1998 cash balance of $416,361. At December 31, 1999 working capital was $469,758 an increase of $652,616 from the negative working capital of $182,858 at December 31, 1998. Cash of $37,236 was provided by operating activities, cash of $1,703,706 was used in investing activities and cash of $2,107,743 was provided by financing activities during 1999.

   The Company's liquidity was affected by $3 million received from the issuance of convertible preferred Series A stock in June 1999. The Company paid $1.5 million cash for the acquisition of ICTI and as partial consideration, the Company issued $600,000 in notes payable, $500,000 of which is due and payable in January 2000.

   Accounts receivable, net of an allowance for uncollectible accounts increased by $2,125,366 to $4,445,770 at year-end from $2,320,404 at December 31, 1998 due  primarily to the  acquisition  of ICTI during 1999 and  December  sales.
   Inventory increased by $233,794 and prepaid expenses and other assets increased by $666,371 due to the acquisition of ICTI during 1999. Included in prepaid expenses and other assets are deferred income taxes of $615,523 at December 31, 1999. Property, net of accumulated depreciation, was $705,082 at December 31, 1999, a decrease of $33,255 over the prior year due primarily to depreciation expense in 1999. Goodwill, net of amortization, increased by $4,831,347 in the year ending December 31, 1999 due to the acquisition of ICTI.

   Accounts payable were $1,831,985 at December 31, 1999 an increase of $763,638 or 71% compared to a balance of $1,068,347 in the prior year primarily due to the acquisition of ICTI and the inclusion of certain trade payable accruals which were classified as accrued expenses in the prior year. The increase was partially offset by a change in terms from a major supplier. Accrued expenses increased by $526,261 or 49% at December 31, 1999 to $1,591,254. The increase is due primarily to the inclusion of taxes payable in the amount of $482,649 in 1999.

   The total of short and long term notes payable were $9,444,776 for the year ended December 31, 1999 compared to $9,825,177 in the prior year, a decrease of $380,401. Principal payments of $1,730,401 were made on notes payable during 1999. In addition, notes payable of $600,000 were recorded in the acquisition of ICTI and the Company's line of credit was $750,000 at year-end. On February 28, 2000 the Company signed a Change in Terms Agreement with a bank increasing the line of credit facility to $1,750,000. The line of credit expires on December 29, 2001.

   Any future funding requirements will be satisfied through potential public and private financing. The known resources of liquidity of the Company, coupled with the projections for revenue, are expected to cover the Company's cash needs until the end of 2000.

   The Company anticipates making capital expenditures in excess of $200,000 during 2000. To date the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of recent private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

   ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

   The Company's consolidated financial statements as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and the report of Deloitte and Touche, LLP, independent accountants, are included in this report on pages F-1 through F-17.

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURES

   None.
                                                                 PART III

   The information called for by Part III, Items 9, 10, 11 and 12 is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to shareholders in April 2000.

   ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a)

   ITEM 10.     EXECUTIVE COMPENSATION

   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of, or incorporated by reference into this Annual Report on Form 10-KSB.
(1) Financial Statements: The following consolidated financial statements and Independent Auditors' Report is included in this report beginning on page F-1.
                                                                       Page
Independent Auditors' Report ......................................     F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998 ......     F-2
Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997 ..............................     F-3
Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997 ..............................     F-4
Statements of Consolidated Cash Flows for the years ended
     December 31, 1999, 1998 and 1997 .............................     F-5
Notes to consolidated financial statements ........................     F-6-F-17

(2)......Financial Statements Schedules:  See Exhibit 11.
(b)      REPORTS ON FORM 8-K.
2.1 Agreement of Merger and Plan of Reorganization dated as of August 1, 1999 by and among Advanced Remote Communication Solutions, Inc., a California corporation, Innovative Communications Technologies, Inc., a Maryland
corporation; and Innovative Communications Technologies, Inc., a Delaware corporation and the shareholders of Innovative Communications Technologies, Inc., a Maryland corporation. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 7, 1999 and the Company's Form 8-K/A filed with the Commission on December 10, 1999.




(c)      EXHIBITS.
   The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.

   EXHIBIT INDEX

 Exhibits  Description

   2     Plan of Reorganization by Merger (1)
   3.2   Amended and Restated Bylaws (1)
   3.3   Amendment of the Bylaws, Article III, Section 2 (5)
   3.4   Certificate of Amendment and Restatement of Articles of
         Incorporation (19)
   4.1 Form of the Company's Common Stock Certificate (2) 10.1*License and Distribution Agreement dated June 13, 1990, by and between QUALCOMM and the Company, as amended (3)
   10.2* License Agreement dated March 31, 1995, between the
         Company and QUALCOMM (2)
   10.3   Employment Agreement--Michael Silverman (2)
   10.9   BOATRACS, Inc. Amended 1996 Stock Option Plan (6)
10.10 Restricted Stock Purchase Agreement between BOATRACS, Inc. and Jon Gilbert dated October 15, 1997 (7)
10.11 Pledge Agreement between BOATRACS, Inc. and Jon Gilbert dated October 15, 1997 (7)
10.12 Promissory Note between BOATRACS, Inc. and Jon Gilbert dated October 15, 1997 (7)
10.13 Employment Agreement between BOATRACS, Inc. and Charles Drobny, Jr. effective November 1, 1997 (8)
10.14 Agreement and Plan of Reorganization dated July 7, 1998 by and between BOATRACS, Inc., Enerdyne Technologies, Inc., BOATRACS
         Acquisition, Inc., Scott T. Boden and Irene Shinsato. (9)
10.15 Employment Agreement dated July 7, 1998 between Scott T. Boden and Enerdyne Technologies, Inc. (9)
10.16 Option Agreement dated July 7, 1998 between Scott T. Boden and BOATRACS, Inc. (13)
10.17 Employment Agreement dated July 7, 1998 between Irene Shinsato and Enerdyne Technologies, Inc. (9)
10.18    Option Agreement dated July 7, 1998 between Irene Shinsato and
         BOATRACS Inc. (13)
10.19    Financial Statements of Enerdyne Technologies, Inc. (10)
10.20 First Amendment to Agreement and Plan of Reorganization between BOATRACS, Inc., BOATRACS Acquisition, Inc., Enerdyne
         Technologies, Inc., Scott T. Boden, Irene Shinsato, Jon Gilbert
         and Michael Silverman (11)
10.21    Financial Statements of MED Associates, Inc. (12)
10.22 Loan Agreement effective December 29, 1998 between BOATRACS, Inc. and Enerdyne Technologies, Inc. (Borrower) and First
         National Bank (Lender) (13)
10.23 Promissory Note in the amount of $4,250,000 dated December 29, 1998, between BOATRACS, Inc.: ET. AL. (Borrower) and
         First National Bank (Lender) (13)
10.24 Promissory Note in the amount of $750,000 dated December 29, 1998 between BOATRACS, Inc.: ET. AL. (Borrower) and First
         National Bank (Lender) (13)
10.25 Commercial Pledge and Security Agreement between BOATRACS, Inc.:ET. AL. (Borrower), BOATRACS, Inc. (Grantor) and First National Bank (Lender(13)
10.26 Commercial Security Agreement between BOATRACS, Inc.: ET. AL. (Borrower), Enerdyne Technologies, Inc. (Grantor) and
         First National Bank (Lender) (13)
10.27 Commercial Security Agreement between BOATRACS, Inc.: ET.AL. (Borrower), BOATRACS, Inc. (Grantor) and First National
         Bank (Lender) (13)
10.28 Commercial Security Agreement between BOATRACS, Inc.: ET. AL. (Borrower), BOATRACS (Europe) B.V. and Oceantrac (Grantor)
         and First National Bank (Lender) (13)
10.29    Collateral  Assignment,  Patent Mortgage and Security Agreement as
         of December  29,  1998  between  Enerdyne  Technologies,  Inc.,  a
         California corporation (Grantor) and First National Bank, a national banking association (Grantee) (13)
10.30    BOATRACS, Inc. Amended 1996 Stock Option Plan (14)
10.31 Agreement of Merger and Plan of Reorganization between Advanced Remote Communication Solutions, Inc. and Innovative
         Communications Technologies, Inc. and its shareholders dated effective August 1, 1999 (15)
10.32    Financial statements of Innovative Communications Technologies, Inc(16)
10.33    Employment agreement with Mohammed G. Abutaleb dated September 28,
         1999 (18)
10.34 Change in Terms Agreement between the Company (Borrower) and First National Bank (Lender) (filed herewith)
21       Subsidiaries of the Registrant (filed herewith)
23.1     Independent Auditors' consent (filed herewith)
   ---------------------------

    (1) Incorporated by reference to the exhibit of the same number to the Company's Form 8-K dated January 12, 1995.
    (2) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC File No. 33-91284, filed with the
         SEC on May 4, 1995.
    (3)  Incorporated by reference to the exhibit of the same number to the
         Company's   Amendment No. 3 to Form S-1, SEC File No.
         33-91284, filed with the SEC on July 6,  1995.
    (4) Incorporated by reference to the exhibit of the same number to the Company's Form 10-K filed with the SEC March 1996. (5) Incorporated by reference to the Company's Form 10-QSB filed with the SEC in
         May 1996.
    (6) Incorporated by reference to the Company's Form S-8 filed with the SEC on June 20, 1997.
    (7) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 14, 1997
    (8) Incorporated by reference to the Company's Form 8-K/A filed with the SEC on March 31, 1998.
    (9) Incorporated by reference to the Company's Form 8-K filed with the SEC on July 21, 1998.
   (10) Incorporated by reference to the Company's Form 8-K/A, Amendment No. 1, filed with the SEC on August 14, 1998.
   (11)  Incorporated by reference to the Company's Form 8-K/A, Amendment No.
         2, filed with the SEC on November 18, 1998.
   (12) Incorporated by reference to the Company's Form 8-K/1, Amendment No. 1, filed with the SEC on March 31, 1998.
   (13) Incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 30, 1999
   (14) Incorporated by reference to the Company's Form S-8 filed with the SE on June 15, 1999.
   (15) Incorporated by reference to the Company's Form 8-K filed with the SEC on October 7, 1999
   (16) Incorporated by reference to the Company's Form 8-K/A filed with the SEC on December 10, 1999
   (17) Incorporated by reference to the Company' Form 10-QSB filed with the SEC on August 16, 1999
   (18) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 15, 1999
   *Confidential treatment requested

                                     SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   March 27, 2000
                                                      BOATRACS, INC.

                                                      By: /s/ Michael Silverman
                                                           Michael Silverman
                                                           Chairman of the Board

                                    Power of Attorney
         Know all persons by these presents, that each person whose signature appears below constitutes and appoints Michael Silverman and Dean Kernus, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

   /s/ Michael L.Silverman   Chairman of the Board,   March 27, 2000
   --------------
   Michael L. Silverman ..   C.E.O., President

   /s/ Jon S. Gilbert ....   Director                 March 27, 2000
   --------------
   Jon S. Gilbert

   /s/ Giles Bateman .....   Director                 March 27, 2000
   --------------
   Giles H. Bateman

   /s/ Luis Maizel .......   Director                 March 27, 2000
   --------------
   Luis Maizel

   /s/ Mitchell G. Lynn ..   Director                 March 27, 2000
   --------------
   Mitchell G. Lynn

   /s/ Scott T. Boden ....   Director                 March 27, 2000
  --------------
   Scott T. Boden

   /s/ Thomas Bernard ....   Director                 March 27, 2000
   ----------------
    Thomas Bernard

   /s/ Mohammed Abutaleb .   Director                 March 27, 2000
  ----------------
   Mohammed Abutaleb

  /s/ Dean B. Kernus .....   Chief Financial          March 27, 2000
  --------------
   Dean B. Kernus ........   Officer









                                                          F-1










INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
    Stockholders of Advanced Remote Communication Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Remote Communication Solutions, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing standards generally accepted in the United States of America.





March 16, 2000


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS ...........................................    1999            1998

CURRENT ASSETS:
  Cash ........................................ $    857,634    $    416,361
  Accounts receivable - net .....................  4,445,770       2,320,404
  Inventories ....................................   918,531         684,737
  Prepaid expenses and other assets .................925,750         259,379
                                                ------------    ------------

           Total current assets ................   7,147,685       3,680,881

PROPERTY - net ..................................... 705,082         738,337
GOODWILL - net .................................  16,023,480      11,192,133
PATENT - net .................................... 16,334,135      17,459,135
                                                ------------    ------------

TOTAL ......................................... $ 40,210,382    $ 33,070,486
                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................ $  1,831,985    $  1,068,347
  Accrued expenses ................................1,591,254       1,064,993
  Current portion of notes payable ............... 3,254,688       1,730,399
                                                ------------    ------------
           Total current liabilities ............  6,677,927       3,863,739

NOTES PAYABLE ..................................   6,190,088       8,094,778
DEFERRED TAX LIABILITY ..........................  6,864,377       6,639,584
COMMITMENTS (Notes 4, 9 and 12)

STOCKHOLDERS' EQUITY:
  Convertible preferred series A stock
   no par value; 1,000,000 ...........             3,000,000
  shares authorized, 300 shares issued
  Common stock, no par value; 100,000,000
  shares authorized, 20,739,860 and
   18,834,032 shares issued and outstanding
   at 1999 and 1998, respectively                 21,459,376      17,527,483
  Accumulated deficit ........................... (3,981,386)     (3,055,098)
                                                ------------    ------------

           Total stockholders' equity ........... 20,477,990      14,472,385
                                                ------------    ------------

TOTAL ........................................  $ 40,210,382    $ 33,070,486
                                                ============    ============


See notes to consolidated financial statements.








ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
                                      1999             1998              1999
 REVENUES
  Communications                  $ 6,889,171      $ 7,914,508      $ 5,203,916
  Video compression                 4,056,674        2,258,812
  Satellite transmission
  technology                        3,349,609
                                 ------------    -------------       -----------
           Total revenues          14,295,454       10,173,320         5,203,916
                                 ------------    -------------       -----------

COSTS AND EXPENSES:
  Communications                    2,769,991        4,353,252         2,990,765
  Video compression                 1,184,524          731,752
  Satellite transmission
  technology                        1,681,229
  Selling, general and
  administrative                    7,673,493        4,512,252         2,306,190
  Research and development          1,133,943          243,271           199,000
                                 ------------     ------------      ------------
           Total costs
          and expenses             14,443,180        9,840,527         5,495,955
                                 ------------     ------------      ------------

(LOSS) INCOME FROM OPERATIONS        (147,726)         332,793         (292,039)

INTEREST INCOME                        65,265           47,423            39,212
INTEREST EXPENSE                     (777,249)        (413,335)          (2,060)
                                 ------------     ------------      ------------

LOSS BEFORE TAXES                    (859,710)         (33,119)        (254,887)
INCOME TAX (PROVISION) BENEFIT        (66,578)         422,210
                                 ------------     ------------       -----------
NET (LOSS) INCOME                  $ (926,288)       $ 389,091       $ (254,887)
                                 ============     ============      ============

BASIC EARNINGS PER COMMON SHARE      $ (0.05)          $ 0.02          $ (0.02)
DILUTED EARNINGS PER COMMON SHARE    $ (0.05)          $ 0.02          $ (0.02)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      19,380,503      17,333,426        13,535,433

Dilutive effect of:
Employee stock options                                737,557
Warrants                                              286,651
Weighted average common shares
  outstanding, assuming dilution   19,380,503      18,357,634        13,535,433

See notes to consolidated financial statements







ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       Accum   Note      Total
                      Common Stock    Preferred Stock  ulated Receiv     Stock
                       Shares Amount                  Deficit able      holder'
BALANCE, JANUARY                                                         equity
 1, 1997          12,602,310 $4,210,925           $(3,189,302 $(421,422 $600,201
Common stock
issued
through
exercise of
stock options          4,667     4,792                                     4,792
Common stock
issued
 through
Restricted
Stock
Purchase
Agreement         2,900,000  2,320,000                      (1,930,915)  389,085
Common stock
issued in
connection with
acquisition         300,000    420,000                                   420,000
Payments
received on
note receivable                                                234,501   234,501
Issuance costs in
connection with
common
stock issued                    (6,473)                                  (6,473)
Net loss                                            (254,887)          (254,887)

BALANCE, DECEMBER
31, 1997        15,806,977    6,949,244         (3,444,189)(2,117,836) 1,387,219
Common stock
issued
through
exercise of
stock options
and warrants       82,055       103,243                                  103,243
Discounted
payments
received
on note
receivable
for common
stock                           (44,274)                     2,117,836 2,073,562
Common stock
issued
for acquis
itions          2,945,000    10,519,270                               10,519,270
  Net income                                         389,091             389,091

DECEMBER
31, 1998       18,834,032    17,527,483           (3,055,098)  -      14,472,385
Common
stock
issued
through
exercise of
stock options     88,907         43,143                                   43,143
Common stock
issued for
acquisitions   1,740,000      3,690,000                                3,690,000
Common stock
issued to
vendor in
payment for
accounts
payable          60,000         153,750                                  153,750
Common stock
issued in
accordance with
employment
agreement        16,921          45,000                                   45,000
Convertible
preferred
series A
stock issued                           300 $3,000,000                  3,000,000
Net loss                                            (926,288)          (926,288)


BALANCE,
DECEMBER
31, 1999     20,739,860   $21,459,376 300$3,000,00(3,981,386) $ -   $ 20,477,990




See notes to consolidated financial statements.



                                                       F-8














ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------
                              1999                1998                  1997
OPERATING ACTIVITIES:
Net (loss) income           $ (926,288)        $ 389,091           $ (254,887)
Adjustments to
reconcile net loss
(income) to net cash
   provided by
used in) operating
 activities:
Change in deferred
tax liability                  224,793          (422,210)
Loss on disposal
 of assets                                                             15,907
 Depreciation and
 amortization                2,469,682         1,183,396               76,851
 Provision for bad debts        17,088            68,651
 Changes in assets and
 liabilities:
      Accounts receivable   (2,142,454)       (1,452,045)            (379,764)
      Inventories             (233,794)         (450,645)            (141,974)
      Prepaid expenses
      and other assets        (815,439)         (151,944)             (33,725)
      Accounts payable
      and accrued expenses   1,443,648           734,067              852,607

 Net cash provided by
 (used in) operating
 activities                     37,236          (101,639)             135,015

INVESTING ACTIVITIES:
  Net cash paid for
  acquisitions              (1,579,109)        (1,458,691)           (425,000)
  Proceeds from sale of
  investment securities        149,068                                 425,852
  Issuance of notes
  receivable                                                          (102,000)
  Capital expenditures        (273,665)         (388,003)             (181,806)

Net cash used in
investing activities        (1,703,706)       (1,846,694)             (282,954)

FINANCING ACTIVITIES:
  Proceeds from note
  receivable issued for
  common stock                                  2,073,562              234,501
  Proceeds from short-term
  margin loan                                                         (139,268)
  Repayment of net
  deferred compensation                                                (45,129)
  Cash received for stock
  options and warrants
  exercised                     88,143            103,243
  Principal payments
  on notes payable          (1,730,400)          (204,823)
  Proceeds from  line
  of credit                    750,000
  Proceeds from issuance
  of common stock                                                      387,403
  Proceeds from issuance
  of convertible
  preferred series
  A stock                    3,000,000
Net cash provided by
financing activities         2,107,743           1,971,982             437,507

NET INCREASE IN CASH           441,273              23,649             289,568
CASH AT BEGINNING OF YEAR      416,361             392,712             103,144

CASH AT END OF YEAR          $ 857,634           $ 416,361           $ 392,712

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
  Cash paid for interest     $ 720,127           $ 413,335
  SUPPLEMENTAL
  DISCLOSURES FOR
  NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of notes payable
  for acquisitions           $ 600,000        $ 10,000,000
  Common stock issued for
  acquisitions and payments
  on accounts payable      $ 3,843,750        $ 10,558,996           $ 420,000
  Discount on redemption of
  note receivable for
  common stock                                                        $ 44,274
  Common stock issued for note receivable                          $ 1,930,915

See notes to consolidated financial statements.





ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Advanced Remote Communication Solutions, Inc. ("ARCOMS") (formerly BOATRACS, Inc.) and its wholly owned subsidiaries, Enerdyne Technologies, Inc. ("Enerdyne"), OceanTrac, Inc., BOATRACS (Europe) B.V., Innovative Communications Technologies, Inc. ("ICTI"), and its divisions BOATRACS and BOATRACS Gulfport ("Gulfport") (collectively called the "Company"), are engaged in communications and satellite transmission technology, and provide video compression products to government and commercial markets. The communications business segment of the Company distributes the OmniTRACS satellite-based communications and tracking system for marine application under a license and distribution agreement with QUALCOMM, Incorporated ("QUALCOMM," see Notes 8 and 9). Under the QUALCOMM agreement, the Company sells mobile communications terminals and software for use on board marine vessels and by marine dispatchers. In addition, the Company also provides 24-hour data transmission and messaging services.

      The Company acquired ICTI effective August 1, 1999. ICTI is engaged in the design and implementation of bandwidth efficient multimedia satellite networks and develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

      Enerdyne provides digital video compression products to government and commercial markets.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of ARCOMS and its divisions and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Accounts Receivable - Included in accounts receivable at December 31, 1999 are amounts representing costs and estimated earnings in excess of billing on construction contracts in the amount of $469,000.

      Investment Securities - Investment securities represented U.S. Treasury securities that the Company held to maturity, and were reported at amortized cost, which approximated fair value. During 1999, the Company sold securities of a minority shareholder and realized a long-term capital gain of $149,000.

      Inventories - Inventories are comprised of raw materials, work in process and furnished goods and are carried at the lower of average cost or market.

      Property, Goodwill and Patent - Property is recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets (generally three to seven years). Goodwill resulting from the acquisitions of Enerdyne and ICTI is amortized under the straight line method over 10 and 16 years, respectively, and the Company's patent is amortized over 16 years.

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that impairment losses be recognized when the carrying value of an asset will not be recognizable based on future cash flows. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying value of the unamortized balances of its patent, goodwill and other long-lived assets on the basis of estimated future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

      Revenue Recognition - Revenue from the sale of communication systems is recognized at the time the equipment is shipped to the customer. Revenue from data transmission and messaging is recognized at the time the transmission is made by the customer. Revenues from the sale of video compression units, which do not entail significant customization or customer modification is recognized upon shipment of products to customers. Revenue that relates to satellite transmission technology software arises from satellite software arrangements. Revenue that relate to software arrangements that require significant product modification or customization of software are recorded using the percentage of completion method as costs are incurred. Revenues from software arrangements that do not require significant modification or customization of software are recorded when delivery has occurred. Enerdyne's products are generally subject to a 12-month warranty. The Company does not accrue for estimated future claims, based upon historical experience.

      Significant Customers - A material source of the Company's revenues comes from two customers, each of which represented approximately 10% of the Company's total revenues in 1999. Accounts receivable from these customers aggregated $407,817 at December 31, 1999. In 1998, significant customers represented 24% and 10% of total revenues, respectively, and accounts receivable from these customers aggregated $387,432. In 1997, significant customers represented 18% and 12% of total revenues, respectively, and accounts receivable from these customers aggregated $437,077. The loss of these customers could have a material adverse effect on the Company. The Company has not historically experienced significant losses on its accounts receivable.

      Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price.

      Net Income (Loss) Per Share - Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year, pursuant to SFAS No. 128, "Earnings per Share."

      Segment Information - In 1998, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. Accordingly, the Company has disclosed all applicable results of operations by segment and geographic details as prescribed.

      Accounting for derivative instruments and hedging activities - In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than January 1, 2001. The Company is currently analyzing the effect of this standard but does not expect it to have a material effect on the Company's financial position.

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

      Reclassifications - Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2.      ACQUISITIONS

      Innovative Communications Technologies, Inc. - Effective August 1, 1999, the Company completed the acquisition, by reverse merger, of all of the shares of ICTI, a privately held company located in Gaithersburg, Maryland that is engaged in the design and implementation of bandwidth efficient multi-media satellite networks. The purchase price to the former shareholders of ICTI included the payment of $1.5 million in cash, and the issuance of 1,665,000 shares of the Company's common stock and the delivery of promissory notes in the amount of $600,000 (see Note 5). In addition, the Company delivered a non-interest note in the amount of $400,000 that is subject to attainment of certain revenue targets. This note will be recorded in the Company's accounts if and when these targets are met. The Company effectively acquired ICTI's assets of $1.6 million, assumed its liabilities of $1.5 million, and recorded goodwill in the amount of $5.5 million, which is being amortized over ten years under the straight line method.

      The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each period:

                                                     Year           Year
                                                    ended           ended
                                                ------------    -------------
PROFORMA INFORMATION (Unaudited) ................ 12/31/99          12/31/98
                                                ------------    -------------
Net sales ......................................$ 17,913,508    $  14,880,000
Net loss .....................................  $   (910,000)   $    (105,000)
Basic loss per common share ..................  $       (.04)   $        (.01)
Diluted loss per common share ................. $       (.04)   $        (.01)
Weighted average common shares outstanding ....... 20,612,000       18,998,000
Weighted average common shares outstanding,            n/a             n/a
assuming dilution


      Enerdyne Technologies, Inc. - On July 7, 1998, the Company acquired all of the outstanding shares of Enerdyne, a provider of versatile, high performance digital video compression products to government and commercial markets. Enerdyne was formed in 1984 and is located in Santee, California. The acquisition price of $22.6 million included the payment of $2 million in cash, and the issuance of 3 million shares of the Company's common stock and promissory notes of $10,000,000. In addition, options and warrants were granted to the previous owners (see Note 7). A patent in the amount of $18 million and goodwill in the amount of $10.5 million were recorded as a result of the acquisition and are being amortized over 16 years under the straight-line method. The two selling shareholders of Enerdyne signed employment contracts with the Company for one and two years, respectively, and one selling shareholder was elected to the Company's board of directors in September 1998.

      The first amendment to the Agreement and Plan of Reorganization (the "Amendment") in connection with the Enerdyne acquisition was executed effective July 7, 1998. The Amendment increased the number of compensatory option shares and exercise price subject to a specific paydown on the acquisition notes payable to the selling shareholders (see Note 7). On December 29, 1998 bank financing was obtained to effect the compensatory contingency per the Amendment (see Note 5) and the options were revised to 663,500 at an exercise price of $2.65 in accordance with the calculations and provisions in the Amendment.

      The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

PROFORMA INFORMATION  (Unaudited) .........          1998          1997

Net sales .................................       $ 5,657,842   $12,421,000
Net income ................................       $   295,086   $ 1,184,000
Basic earnings  per common share ..........       $       .02   $       .08
Diluted earnings per common share .........       $       .01   $       .07
Weighted average common shares outstanding         18,870,412    16,535,000
Weighted average common shares outstanding,
assuming dilution .........................        20,309,195    16,677,000


      OceanTrac Inc. - Effective July 1, 1998, the Company acquired all of the outstanding shares of OceanTrac, Inc., a Canadian corporation ("OceanTrac"). The acquisition price included the Company's issuance of 5,000 shares of common stock valued at $4.75 per share and forgiveness of notes totaling $310,463. The acquisition of OceanTrac resulted in recording intangibles of approximately $388,000, which are being amortized under the straight-line method over 10 years.

      Boatracs Gulfport - Effective November 1, 1997, the Company purchased certain assets and assumed certain liabilities of MED Associates, Inc. ("Gulfport"), a Mississippi based provider of software applications and service solutions to the marine industry, for $280,000 in cash and 240,000 shares of restricted common stock valued at $1.40 per share. Goodwill in the amount of $541,000 was recorded and is being amortized under the straight-line method over 10 years.

3.      BALANCE SHEET DETAILS

                                                           1999          1998
                                                    -----------   -----------
Accounts receivable .............................   $ 4,527,058   $ 2,384,604
   Less allowance for doubtful accounts and sales
       return reserve ...........................        81,288        64,200
                                                    -----------   -----------
                                                    $ 4,445,770   $ 2,320,404

                                                    -----------   -----------
Inventory:
     Raw materials ..............................   $   497,052   $   364,889
     Work in progress ...........................       179,072       214,155
     Finished goods .............................       242,407       105,693


                                                    -----------   -----------
                                                    $   918,531   $   684,73
                                                     -----------   -----------
Property:
    Computers and equipment .....................   $ 1,248,085   $   835,320
    Furniture and fixtures ......................       265,490       211,905
    Leasehold improvements ......................        55,390        55,390
                                                    -----------   -----------
                                                      1,568,965     1,102,615
        Less accumulated depreciation ...........       863,883       364,278
                                                    -----------   -----------
                                                    $   705,082   $   738,337
                                                    -----------   -----------

Goodwill ........................................   $17,481,272   $11,633,203
    Less accumulated amortization ...............     1,457,792       441,070
                                                    -----------   -----------
                                                    $16,023,480   $11,192,133
                                                    -----------   -----------

Patent ..........................................   $18,000,000   $18,000,000
     Less accumulated amortization ..............     1,665,865       540,865
                                                    -----------   -----------
                                                    $16,334,135   $17,459,135
                                                    -----------   -----------
Accrued expenses:
     Taxes payable ..............................   $   482,649   $   176,611
      Other accrued expenses ....................     1,108,605       888,382
                                                    -----------   -----------
                                                    $ 1,591,254   $ 1,064,993
                                                    -----------   -----------

      Depreciation expense was $327,960, $216,967 and $62,768 for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization expense was $2,141,722, $966,429 and $14,083 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.    LEASES

      Facility Leases - The Company has various lease agreements for offices and manufacturing facilities. The Company's leases generally have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company leases its corporate office space under a non-cancelable operating lease that expires December 2002. Enerdyne leases a 9,800 square foot facility in Santee, California which expires in November, 2000. Gulfport leases a 2,500 square foot facility in Gulfport, Mississippi which expired in December 1999, and is "month-to-month" while a new lease is negotiated. Boatracs (Europe) B.V. leases a facility in Leiden, The Netherlands pursuant to a lease which expires in December 2001. ICTI leases a 10,300 square foot facility in Gaithersburg, Maryland which expires in 2004. Total rent expense was $348,640, $217,157 and $57,894 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Future minimum lease payments at December 31, 1999 are summarized as follows:

        Year Ending December 31,
                  2000   $  462,000
                  2001      384,000
                  2002      335,000
                  2003      148,000
                  200       147,000
                 Total   $1,476,000
                         ==========

5.    NOTES PAYABLE

      In connection with the acquisition of Enerdyne (see Note 2), the Company issued two notes payable aggregating $10,000,000 to or on behalf of the previous owners. Notes totaling $8,000,000 were senior promissory notes originally payable on July 7, 1999 and bear interest at 8.5% per annum. The balance of the notes, bearing interest at 8.5% per annum, are subordinated to the senior promissory notes and have specified minimum annual payments with any remaining amounts payable June 30, 2002.

      On December 29, 1998, the Company entered into a five-year loan agreement with a bank for $4,250,000 at a variable interest rate equal to the lender's prime rate. The initial rate at December 29, 1998 was 7.75% and was 8.5% at December 31, 1999. The proceeds were used to pay a portion of the $8,000,000 loan to the previous Enerdyne owners. The terms on the remaining balance were amended so that it expires on January 1, 2004. The Company has pledged all of its assets as collateral for the bank loan.

      On December 29, 1998, the Company entered into a line of credit agreement with the bank to borrow up to $750,000 at a variable interest rate equal to the lender's prime rate, which was 8.5% on December 31, 1999. At December 31, 1999, $750,000 was outstanding under this loan. The line of credit includes certain restrictive financial and operating covenants. Subsequent to December 31, 1999, the line was increased to $1,750,000 and the maturity date extended to December 29, 2001 from December 29, 2000 (see Note 13).

      In connection with the acquisition of ICTI, the Company issued promissory notes to ICTI's former shareholders totaling $600,000 which accrue interest at 7.5% per annum. Five hundred thousand dollars was originally due in full on or before January 31, 2000. The maturity date has been extended and the interest rate has been adjusted to 12%. The remaining balance of $100,000 is to be paid in semi annual installments of principal and accrued interest of $20,000 commencing March 28, 2000. An unrecorded promissory note in the amount of $400,000 was also signed with the former shareholders. Payment will be made based on certain revenue targets if and when the targets are met.

      A summary of notes payable follows:

                                                Balance at     Balance at

                                            December 31,1999  December 31, 1998
                                                ----------      ----------
Promissory note payable to bank ..................$3,400,000   $4,250,000
Senior promissory notes ...........................3,027,776    3,575,177
Subordinated promissory notes ...................  1,667,000    2,000,000
ICTI promissory notes .............................. 600,000
Line of credit ..................................... 750,000
                                                  ----------     ----------
                                                   9,444,776    9,825,177
Current portion .................................. 3,254,688    1,730,399
                                                  ----------   ----------
Long term portion ............................... $6,190,088   $8,094,778
                                                  ----------   ----------

        Future minimum debt payments are summarized as follows:

                      Year ending December 31,
                         2000                                     $3,254,688
                         2001                                      2,194,937
                         2002                                      2,237,248
                         2003                                      1,685,066
                         2004                                         72,837
                                                           ---------------------
                        Total                                    $9,444,776
                                                           ---------------------


Future  minimum  debt  payments  are  subject  to  acceleration   under  certain
conditions. The value of notes payable at December 31, 1999 approximates fair value.

6.   INCOME TAXES

     The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                              December 31,         December 31,
                                                  1999                1998




                                                   -----------    -----------
Deferred liabilities
    Net operating loss carryforward ............  $   543,000    $   568,000
    Income tax credits ..............................  91,000        105,000
    Allowance for uncollectible account ...............35,000         28,000
    Deferred income ...................................52,000          8,000
    State taxes ..................................... (10,000)         5,000
    Patent ....................................... (6,534,000)    (6,984,000)
    Other ...........................................  71,000         18,000
                                                  -----------    -----------
    Net deferred liabilities ......................(5,752,000)    (6,252,000)
    Valuation allowance ............................ (497,000)      (388,000)
                                                  -----------    -----------
    Total deferred tax ........................... (6,249,000)    (6,640,000)
     Less deferred tax asset - current ............. (615,000)             0
                                                  -----------    -----------
                                                  $(6,864,000)   $(6,640,000)
                                                  -----------    -----------

      The provision for income taxes consists of the following:


                                                   Income/(expense)
                                                  Fiscal 1999  Fiscal 1998


                                                   ---------    ---------
          Current:
          Federal .................................$ 322,479    $ 173,939
          State .....................................134,831        3,497
                                                   ---------    ---------
          Total current ...........................  457,310      177,436
                                                   ---------    ---------
          Deferred:
              Federal ............................  (251,017)     127,726
          State ..................................  (139,715)     117,048
                                                   ---------    ---------
          Total deferred .......................... (390,732)     244,774
                                                   ---------    ---------
          Total provision .........................$  66,578    $ 422,210
                                                   ---------    ---------

      At  December  31,  1999,   the  Company  had  unused  net  operating  loss
      carryforwards of approximately $615,000 for state income tax purposes which expire at various dates from 2000 to 2002.

      A reconciliation of the statutory federal income tax rate with the Company's effective income tax is as follows:

                                              Fiscal    Fiscal   Fiscal
                                               1999     1998     1997
                                              ------     ----     ----
Statutory federal rate ........................(34%)    (34%)    (34%)
State income taxes


Net of federal income tax benefit                 .4%  (245%)
Change in valuation allowance ..................12.8% (1293%)     36%


R&D credit ................................... (13.2%)  (82%)     (6%)
Goodwill .......................................36.7%   321%
Other .........................................  5.0%    28%       4%
                                              ------    ----     ----
Effective tax rates ...........................  7.7% (1305%)      0%
                                              ======    ====     ====

     Due to a valuation allowance provided for deferred income tax assets for the year ended December 31, 1997 there was no income tax expense or benefit and the Company's effective income tax rate was 0%.

7.    STOCKHOLDERS' EQUITY

      Common stock issued - In April 1999 the Company entered into an asset purchase agreement to purchase a communications components business. The Company paid $50,000 in cash and issued 75,000 restricted common shares valued at $2.03 per share, a ten percent discount from the then fair market value.

      Common stock issued under terms of an employment agreement - In September and December 1999 the Company issued a total of 16,921 shares of common stock under the terms of an employment agreement effective November 1997. The shares were valued in accordance with this agreement at $3.34 per share (9,568 shares) and $2.04 per share (7,353 shares).

      Common stock issued for accounts payable - In May 1999, the Company issued 60,000 restricted shares of common stock to QUALCOMM, a major supplier to the Company, as full payment on $153,600 of certain accounts payable. Their shares were issued at fair market value of $2.56 per share.

      Convertible preferred series A stock issued - In June 1999, the Company entered into a preferred stock purchase agreement with a private company. Pursuant to this agreement, the Company issued 300 restricted shares of convertible preferred series A stock for an aggregate purchase price of $3,000,000. The holder of the preferred stock is entitled to receive, when and if declared by the Company's board of directors, cumulative cash dividends in preference and priority to dividends on any junior stock at 9% per annum. Each share of the preferred stock is valued at $10,000 and is convertible into common stock at a conversion price of $4.00 per common share and may be adjusted for certain recapitalization events.

      Note receivable issued for common stock - In March 1995, the Company issued 1,112,265 shares of common stock to QUALCOMM for $737,000. The purchase price of the shares was paid by a reduction in the price of certain products and services currently provided by QUALCOMM to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under a license and distribution agreement (see Note 9). The transaction was recorded as a note receivable for common stock issued which was reduced as discounts were earned. Through December 31, 1998, a total of $737,000 in discounts had been earned and the balance of the note receivable eliminated.

      In October 1997, the Company issued 2,900,000 shares of common stock to an individual who subsequently became an officer and director of the company, at a discounted value of $0.80 per share pursuant to the terms of a restricted stock purchase agreement (see Note 8). In connection with the shares, the Company received a promissory note in the amount of $1,930,915 bearing interest at 5.8% per annum. The note required payments of $420,240 on April 15 and October 15 of each year commencing in 1998 with the final payment due on April 15, 2000. The note had been recorded as a reduction of equity on the balance sheet. In 1998, the note and accrued interest were sold to an outside party at a discount of $44,274, which was recorded as a reduction of the common stock originally issued.

      In July 1998, the Company issued 3,000,000 shares of common stock to the selling shareholders of Enerdyne and their investment bankers (see Note
      2), valued at $3.17 per share.

      Stock Warrants - In October 1995, the Company issued 25,000 common stock purchase warrants. The warrants represent the right to purchase one share of the Company's common stock at $1.50 per share. In 1998, the warrants were exercised.

      In April 1998, the Company issued 30,000 warrants to a consultant, at an exercise price of $1.50 per share. The warrants expired in July 1999 and were not exercised.

      In June 1998, the Company issued warrants to purchase 25,000 shares of common stock at $4.44 per share to a third party in connection with his purchase of a promissory note from a director and officer of the Company. The warrants expire on October 15, 2000.

      In July 1998, the Company issued warrants to purchase 500,000 shares of common stock at $2.00 per share to the selling shareholders of Enerdyne and their investment bankers (see Note 2).

      Stock Options - In January 1996, the Company entered into a non-circumvention agreement with a financial consultant. The agreement included a grant of 50,000 stock options with an exercise price of $1.50 per share. There is no expiration date on the options, however the agreement may be terminated by the Company at will.

      In December 1998, pursuant to an amendment of an agreement, the Company issued 1,327,000 options at $2.65 per share to the selling shareholders of ENERDYNE.

      Registration statements with the Securities and Exchange Commission - In May 1997, the Company filed a registration statement on Form SB-2 that provides for registration of 5,490,956 shares on behalf of selling stockholders. The Company did not receive any proceeds from this transaction.

      On May 11, 1999 a registration statement on Form SB-2 was declared effective, providing for the registration of 10,154,865 shares of common stock on behalf of certain selling stockholders. The Company did not receive any proceeds from this transaction.

      Stock Option Plan - Under the Company's amended 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 4,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified options) of fair market value on the date the options are granted. Options issued under the Plan expire between five and 10 years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. Stock option transactions are summarized below.

                                        Number of  Shares     Price per Share



Outstanding, January 1, 1997 ..............  709,500    $   1.00-   $   1.81
Granted .....................................167,500    $   1.19-   $   1.25
Cancelled ..................................(208,934)   $   1.00-   $   1.18
Exercised ....................................(4,667)   $   1.00-   $   1.13
                                              -----
Outstanding, December 31, 1997 ............  663,399    $   1.00-   $   1.81
Granted ...................................  767,300    $   2.00-   $   4.63
Cancelled .................................. (87,669)   $   1.13-   $   3.75
Exercised .................................  (57,531)   $   1.00-   $   2.38
                                              -----
Outstanding, December 31, 1998 ........... 1,285,499    $   1.00-   $   4.63
Granted .................................. 2,183,500    $   1.81-   $   3.00
Cancelled ................................. (129,953)   $   1.25-   $   4.19
Exercised ..................................(134,046)   $   1.00-   $   2.25
                                              -----
Outstanding, December 31, 1999 .............3,205,000    $   1.00-   $   4.63
                                              -----

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for stock-based compensation. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ended December 31, 1999 would have increased by approximately $1,487,000 and the Company's net income for the year ended December 31, 1998 would have decreased by $541,000. For the year ended December 31, 1997 the Company's net loss would have increased by $73,000.

      Under SFAS No. 123, the fair value of the options granted during 1999 is estimated at approximately $5,099,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 211%, risk-free interest rate of 5.3%, and expected average life of 5.6 years. At December 31, 1999 there were 352,276 exercisable options. In 1998, the value was estimated at approximately $2,258,000 on the date of grant assuming no dividend yield, expected volatility of 236%, risk-free interest rate of 5.1% and expective average life of 6.7 years. In 1997, the value was estimated at approximately $208,000 on the date of grant assuming no dividend yield, expected volatility of 277%, risk-free interest rate of 5.5% and expected average life of 5.5 years.

      The following table summarizes information as of December 31, 1999 concerning currently outstanding and exercisable options:

         Options Outstanding                     Options Exercisable
           Weighted Average                         Weighted Number

Range of Average   Number     Remaining                 Number         Average
Exercise Prices  Outstanding Contractual                               Exercise
                               Life     Exercise Price  Exercisable    Price
-------------------------------------------------   -----------------   ---
 $1.00-$2.50 ..... 2,618,900     5.0       $ 2.07        280,975      $   1.36
 $2.51-$4.63 ....... 586,100     4.8       $ 3.22         71,301      $   3.56

8.     RELATED PARTY TRANSACTIONS

      In October 1997, the Company received a promissory note from an individual who subsequently became an officer, director and shareholder of the Company in the amount of $1,930,915 bearing interest of 5.8% per annum. The note was issued in connection with a restricted stock purchase agreement of the same date for a total of 2,900,000 shares of the Company's common stock (see Note 7). The shares were issued at a discounted value of $0.80 per share based on the restrictions of this agreement. The note called for semi-annual installments with the final payment due on April 15, 2000. In June 1998, the note and accrued interest were sold to an outside party at a discount of $44,274, which was recorded as a reduction of the common stock originally issued.

      In May 1999, the Company issued 60,000 restricted common shares to QUALCOMM, a major supplier to the Company and a minority shareholder, as full payment on $153,600 of certain accounts payable. Their shares were issued at fair market value of $2.56.

      In March 1995, the Company issued 1,112,265 shares of common stock to QUALCOMM for $737,000. The purchase price of the shares was paid by a reduction in the price of certain products and services currently provided by QUALCOMM to the Company and, upon satisfaction of certain conditions, the conversion of a certain non-exclusive territory to an exclusive territory, under a license and distribution agreement (see Note 9). The transaction was recorded as a note receivable for common stock issued which was reduced as discounts were earned. Through December 31, 1998, a total of $737,000 in discounts had been earned and the balance of the note receivable eliminated.

9.    LICENSE AND DISTRIBUTION AGREEMENT

      In 1990, the Company entered into a license and distribution agreement (the "Distribution Agreement"), as amended through June 29, 1999, with QUALCOMM. Pursuant to the Distribution Agreement, the Company was appointed QUALCOMM's exclusive and non-exclusive distributor, in defined territories, of the OmniTRACS(R) satellite-based communications and tracking system (the "System") for marine applications. During 1996, the Company reached certain sales goals and became the exclusive distributor in previously non-exclusive territories. The Company was also appointed provider of messaging services to the users of the System. In connection therewith, the Company was also granted an exclusive and non-exclusive license to certain software used with the System. QUALCOMM was granted an exclusive perpetual, worldwide, royalty free license to any improvements made by the Company to the System or related software.

      Under the Distribution Agreement the Company is also required to purchase a certain number of units annually. The minimum purchase requirement for each calendar year is to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCTs for the calendar year ending December 31, 1997 and increasing by 10% per year. The minimum purchase were not met for the year ended December 31 1999, but were met for the years ended December 1998 and 1997. Because the Company did not meet the required 1999 minimum purchase requirement, the Company may be subject to a reduction of discounts in pricing. As of March 2000, the Company had not been advised by QUALCOMM that it will be subject to a decrease in pricing discounts and management believes that such reduction will not occur.

      If QUALCOMM is unable to provide service or elects not to remain in business, they may terminate the Agreement with six months' notice and have no further liability. The Distribution Agreement provides that QUALCOMM shall take such steps which are reasonable and necessary to enable the Company to continue to provide the messaging services to its existing end users.

      The Agreement expires in June 2000 and may be renewed for two additional five-year periods. The Agreement is subject to re-negotiation at the end of the option period. The Company has exercised its option to extend the Distribution Agreement for the next additional five-year period.

10.   401(k) PLAN

      In April 1999, the Company implemented a 401(k) plan allowing eligible employees to contribute up to 10% of their salary, not to exceed $10,000 annually. The Company matches 25% of an employee's contribution with a three year vesting schedule. During 1999 the Company contributed $44,587 to the plan.

      Previously, the Company had a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis. Employees were able to contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution was determined each year by the Company. In 1998 and 1997 the Company did not elect to contribute to the Plan, which was terminated in 1998.

11.  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

      The Company operates three reportable business segments: communications, video compression and satellite transmission technology. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

      The communications segment consists of the operations of BOATRACS, Gulfport, BOATRACS Europe and OceanTrac. The communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS(R) system of satellite-based communication and tracking systems manufactured by QUALCOMM. In addition, the Company's wholly owned subsidiaries, Europe and OceanTrac have agreements with QUALCOMM's authorized service providers in Europe and Canada for marine distribution of OmniTRACS in parts of Europe and Canada. Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of BOATRACS.

      The video  compression  segment  consists of the  operations  of Enerdyne, which the Company acquired in July 1998 (see Note 2). Enerdyne is a provider of versatile, high performance, digital video compression products to the government and commercial markets.

      The satellite transmission technology segment consists of the operations of ICTI, which the Company acquired effective August 1999 (see Note 2).
      ICTI is engaged in designing and implementing bandwidth efficient multimedia satellite networks and develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

      In 1998 there were two segments, communications and video compression. In 1997 there was only one segment, communications. Corporate overhead expenses have been allocated based on revenue percentages of each segment to total revenues.

      Information by business segment for the year ended December 31, 1999 is set forth below.

                          Commun-         Video       Satellite
                           ication     Compression   Technology    Consolidated
                       ------------    ------------  -------------  -----------
       Revenues           $6,889,171  $ 4,056,674    $3,349,609     $14,295,454
       Income (loss) from $1,096,865  $(1,582,091)     $337,500       $(147,726)
       operations
       Interest income       $39,918       $5,497       $19,850         $65,265
       Interest expense      $15,642     $761,200          $407        $777,249
       Depreciation and     $301,615   $1,922,000      $246,067      $2,469,682
       amortization
       Total assets       $3,628,160  $29,002,875    $7,579,347     $40,210,382


      Information by industry segment for the year ended December 31, 1998 is set forth below.

                                                                      Video
                                Communications     Compression    Consolidated
                                -------------     ------------    ------------
       Revenues                      $ 7,914,508  $  2,258,812    $  10,173,320
       Income from operations           $186,233      $146,560         $332,793
       Interest revenue                  $43,040        $4,383          $47,423
       Interest expense                               $413,335         $413,335
       Depreciation and amortization    $272,816      $910,580       $1,183,396
       Total assets                  $ 3,844,938   $29,225,548      $33,070,486


The Company has two foreign subsidiaries: Boatracs (Europe) B.V. and OceanTrac. Boatracs (Europe) B.V. is located in The Netherlands and provides communication services to the European market.OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues and long lived assets (excluding goodwill) for each of the geographical areas in which the Company operates

               1999                    1998                          1997
         -------------------     -------------------         ------------------
                       Long-                  Long-                   Long-
                      Lived                   Lived                   Lived
           Revenues   Assets     Revenues     Assets     Revenues     Assets
          -----------------      ------------------           -----------------
United
States   $10,560,880 $16,979,213 $9,503,838 $18,087,961  $4,358,430  $159,934
Interna
tional     3,734,574      60,004    669,482     109,511     845,486    63,929

          ----------   ---------   --------    ---------   --------   --------
Total    $14,295,454  $17,039,21 $10,173,32 $18,197,472  $5,203,916  $223,863

          ----------   ---------   ---------   ---------   --------  ---------


12.   COMMITMENTS

     At December 31, 1999, the Company had outstanding letters of credit totaling $50,352, which serve as performance bonds under contracts with the Mexican Secretary of National Defense. The letters of credit are collaterized by a certificate of deposit in the amount of $16,300 and a money market account in the amount of $34,052.

13.    SUBSEQUENT EVENTS

     On February 28, 2000 the Company signed a Change in Terms Agreement with a bank increasing the line of credit to $1,750,000 and extending the expiry date to December 29, 2001 (see Note 5).