Form 10QSB
period 2000-03-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2000-05-15
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

                               (858) 450-7600
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No  __



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,854,428 shares of common stock as of May 10, 2000.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            Three Months Ended March 31,
                                               2000                   1999
                                               ----                   ----
REVENUES:
Communications                             $ 1,576,006             $ 1,631,624
Video compression                              715,745               1,435,676
Satellite transmission technology            1,020,778
                                     -----------------      ------------------
        TOTAL REVENUES                       3,312,529               3,067,300
                                     -----------------      ------------------

COSTS AND EXPENSES:
Communications                                 652,425                 788,756
Video compression                              155,567                 371,292
Satellite transmission technology              636,248
Selling, general and administrative          2,701,185               1,415,143
Research and development                       253,285                 201,807
                                     -----------------      ------------------
        TOTAL COSTS AND EXPENSES             4,398,710               2,776,998
                                     -----------------      ------------------

(LOSS) INCOME  FROM OPERATIONS              (1,086,181)                290,302

Interest income                                 10,902                   2,545
Interest expense                               306,910                 204,730
                                     -----------------      ------------------

(LOSS) INCOME BEFORE TAXES                  (1,382,189)                 88,117

INCOME TAX  BENEFIT                            321,475                 111,000

                                     -----------------      ------------------

NET (LOSS) INCOME                          $(1,060,714)              $ 199,117
                                     =================      ==================


BASIC EARNINGS PER COMMON SHARE                $ (0.05)               $  0.01

DILUTED  EARNINGS PER COMMON SHARE             $ (0.05)               $  0.01

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                              20,782,388              18,839,476

Dilutive effect of:
Employee stock options                           -                   2,237,888
Warrants                                         -                     580,000
Weighted average of common
shares outstanding,
assuming dilution                           20,782,388              21,657,364

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                             March 31,              December 31,
                                          -------------            -------------
ASSETS                                        2000                     1999
------                                        ----                     ----
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                       $557,153                 $857,634
  Accounts receivable - net                 3,417,290                4,445,770
  Inventories                               1,019,046                  918,531
  Prepaid expenses and other assets         1,034,794                  925,750
                                   ------------------       ------------------
        Total current assets                6,028,283                7,147,685

PROPERTY - net                                698,997                  705,082
GOODWILL - net                             15,683,600               16,023,480
PATENT - net                               16,052,885               16,334,135
                                   ------------------       ------------------

TOTAL                                     $38,463,765              $40,210,382
                                   ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $901,649               $1,831,985
  Accrued expenses                          1,531,304                1,591,254
  Current portion of notes payable          2,518,550                3,254,688
                                   ------------------       ------------------
        Total current liabilities           4,951,503                6,677,927

NOTES PAYABLE                               7,211,910                6,190,088
DEFERRED TAX LIABILITY                      6,710,526                6,864,377

STOCKHOLDERS' EQUITY:
  Convertible preferred series
  A stock, no par value; 1,000,000
  shares authorized, 300 shares issued      3,000,000                3,000,000
  Common stock, no par value;
  100,000,000 shares authorized,
  20,845,928 and 20,739,860 shares
  issued and outstanding
  at 2000 and 1999, respectively           21,631,926               21,459,376
  Accumulated deficit                      (5,042,100)              (3,981,386)
                                   ------------------       ------------------
        Total stockholders' equity         19,589,826               20,477,990
                                   ------------------       ------------------

TOTAL                                     $38,463,765              $40,210,382
                                   ==================       ==================

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Three months ended March 31,
                                               2000                    1999
                                               ----                    ----
Operating activities:
Net (loss) income                           $(1,060,714)             $ 199,117
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Deferred tax benefit                       (153,851)              (112,500)
    Depreciation and amortization               708,446                548,929
    Issuance of stock warrant                    82,170
Changes in assets and liabilities:
    Accounts receivable, net                  1,028,480               (818,143)
    Inventories                                (100,515)                89,056
    Prepaid expenses and other assets          (109,044)               (17,538)
    Accounts payable and accrued expenses      (990,286)              (297,090)

                                      -----------------      -----------------
Net cash used in operating activities          (595,314)              (408,169)
                                      -----------------      -----------------

Investing activities:
  Capital expenditures                          (81,231)               (42,229)

                                      -----------------      -----------------
Net cash used in investing activities           (81,231)               (42,229)
                                      -----------------      -----------------

Financing activities:
  Proceeds from line of credit                  655,000                650,000
  Cash received from stock options exercised     90,380                 37,344
  Principal payments on notes payable          (369,316)              (357,601)

                                       -----------------      -----------------
Net cash provided by financing activities       376,064                329,743
                                       -----------------      -----------------

Net decrease in cash                           (300,481)              (120,655)

Cash at beginning of period                     857,634                416,361
                                       -----------------      -----------------

Cash at end of period                         $ 557,153              $ 295,706
                                       =================      =================






See notes to consolidated financial statements.








                            ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

NOTE 2 - BALANCE SHEET DETAILS

                                               3/31/00                12/31/99

                                            ------------            -----------
 Accounts receivable                        $3,484,193               $4,527,058
  Less allowance for doubtful accounts
   and sales return reserve                     66,903                   81,288
                                           -------------           ------------
                                            $3,417,290               $4,445,770

                                           -------------           ------------
 Inventory:
  Raw materials                               $626,791                 $497,052
  Work in progress                              34,225                  179,072
  Finished goods                               358,030                  242,407

                                           ------------            ------------
                                            $1,019,046                 $918,531
                                           ------------            ------------
 Property:
  Computers and equipment                   $1,331,274               $1,248,085
  Furniture and fixtures                       263,532                  265,490
  Leasehold improvements                        55,390                   55,390
                                           ------------            ------------
                                             1,650,196                1,568,965
   Less accumulated depreciation               951,199                  863,883
                                           ------------            ------------
                                              $698,997                 $705,082
                                           ------------            ------------

  Goodwill                                 $17,481,272              $17,481,272
   Less accumulated amortization             1,797,672                1,457,792
                                           ------------             ------------
                                           $15,683,600              $16,023,480
                                           ------------             ------------

  Patent                                   $18,000,000              $18,000,000
   Less accumulated amortization             1,947,115                1,665,865
                                           ------------             ------------
                                           $16,052,885              $16,334,135
                                           ------------             ------------

  Accrued expenses:
   Taxes payable                              $454,820                 $482,649
   Other accrued expenses                    1,076,484                1,108,605
                                          ------------              ------------
                                            $1,531,304               $1,591,254
                                          ------------              ------------


Depreciation expense was $87,316 and $76,137 for the three months ended March 31, 2000 and 1999, respectively. Amortization expense was $621,130 and $472,792 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3 - ACQUISITIONS

Innovative Communications Technologies, Inc. ("ICTI") - Effective August 1, 1999, the Company completed the acquisition, by reverse merger, of all of the shares of ICTI, a privately held company located in Gaithersburg, Maryland that is engaged in the design and implementation of bandwidth efficient multi-media satellite networks. The purchase price to the former shareholders of ICTI included the payment of $1.5 million in cash, the issuance of 1,665,000 shares of the Company's common stock and the delivery of promissory notes in the amount of $600,000. In addition, the Company delivered a non-interest bearing note in the amount of $400,000 that is subject to attainment of certain revenue targets. This note will be recorded in the Company's accounts if and when these targets are met. The Company effectively acquired ICTI's assets of $1.6 million, assumed its liabilities of $1.5 million, and recorded goodwill in the amount of $5.5 million, which is being amortized over ten years under the straight line method.

NOTE 4 - NOTES PAYABLE

On February 28, 2000 the Company signed a Change in Terms Agreement with a bank increasing the line of credit to $1,750,000 and extending the expiry date to December 29, 2001. At March 31, 2000 the balance on the line of credit was $1,405,000. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The bank has granted a forbearance for the quarter ended March 31, 2000 pending its review of this Form 10-QSB. The Company is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers.

NOTE 5 - STOCK OPTIONS

Under the amended and restated 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 4,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire between five and 10 years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At March 31, 2000, there were 3,018,300 options outstanding under the Plan.

NOTE 6 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates three reportable business segments: communications, video compression and satellite transmission technology. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The communications segment consists of the operations of Boatracs, Boatracs Gulfport ("Gulfport"), Boatracs Europe ("Europe") and OceanTrac Limited ("OceanTrac"). The communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS(R) system of satellite-based communication and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). In addition, the Company's wholly owned subsidiaries, Europe and OceanTrac, have agreements with QUALCOMM's authorized service providers in Europe and Canada for marine distribution of OmniTRACS(R) in parts of Europe and Canada. Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

The  video   compression   segment   consists  of  the  operations  of  Enerdyne
Technologies, Inc. ("Enerdyne") which the Company acquired in July 1998. Enerdyne is a provider of versatile, high performance digital video compression products and multiplexing equipment to government and commercial markets.

The satellite transmission technology segment consists of the operations of ICTI, which the Company acquired effective August 1999 (see Note 3). ICTI is engaged in designing and implementing bandwidth efficient multimedia satellite networks and develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

In 1998 there were two segments, communications and video compression. In 1997 there was only one segment, communications. Corporate overhead expenses have been allocated based on revenue percentages of each segment to total revenues.

Information by industry segment for the three months ended March 31, 2000 is set forth below.

                       Commun-      Video      Satellite
                      ications   Compression   Technology         Consolidated
                    ----------   -----------   -----------        -------------
Revenues            $1,576,006    $ 715,745    $1,020,778          $3,312,529
Income (loss)from      $59,930    $(844,067)    $(302,044)        $(1,086,181)
operations
Interest income         $4,645       $1,320        $4,937             $10,902
Interest expense       $39,094     $191,409       $76,407            $306,910
Depreciation and       $75,645     $486,400      $146,401            $708,446
amortization
  Total assets      $3,553,920  $27,933,704    $6,976,141         $38,463,765


Information by industry segment for the three months ended March 31, 1999 is set forth below.

                                               Video
                       Communications       Compression          Consolidated
                       ---------------    ---------------       ---------------
 Revenues                  $1,631,624       $  1,435,676           $3,067,300
 Income from operations       $43,702           $246,600             $290,302
 Interest income               $1,613               $932               $2,545
 Interest expense              $2,304           $202,426             $204,730
 Depreciation and
 amortization                 $72,651           $476,278             $548,929
 Total assets              $3,077,774        $30,111,982          $33,189,756

The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues and long lived assets (excluding goodwill) for each of the geographical areas in which the Company operates:



                 3 months         As of             3 months           As of
                  ended         3/31/2000            ended           3/31/2000
                3/31/2000         Long-            3/31/2000           Long-
                                  Lived                                Lived
                 Revenues         Assets            Revenues           Assets
               -----------      -----------       ------------      -----------

United States  $2,441,873      $16,704,036         $2,953,530      $17,786,732
International     870,656           47,846            113,770           95,588
               ----------      -----------         ----------      -----------
Total          $3,312,529      $16,751,882         $3,067,300      $17,882,320
               ----------      -----------        -----------      -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has three business units:
         1.  Boatracs,
         2. Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary, and
         3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, one of the major suppliers of equipment sold by the Company, and reliance upon QUALCOMM's Network Management Facility through which the Company's message transmissions are formatted and processed. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

For the three months ended March 31, 2000 and 1999

Total revenues for the quarter ended March 31, 2000, were $3,312,529 an increase of $245,229 or 8% compared to total revenues of $3,067,300 for the quarter ended March 31, 1999.

Communications revenue, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging were $1,576,006 or 47% of total revenues, a net decrease of $55,618 or 3% compared to $1,631,624 or 53% of total revenues in the first quarter of 1999. The decrease in communications revenue compared to the same period of the prior year is due primarily to a reduction in sales of Boatracs systems in the amount of $88,080, or 48%, and a reduction in software revenues in the amount of $36,366, or 10%.

Video compression revenues were $715,745 or 22% of total revenues, a decrease of $719,931, or 50%, compared to $1,435,676 or 47% of total revenues in the prior comparable period. The decrease in video compression revenues is due primarily to the recognition of revenue attributable to a particular sale for quarter ended March 31, 1999.

Revenues from satellite transmission technology were $1,020,778 or 31% of total revenues for the quarter ended March 31, 2000. Revenues were less than in prior quarters due to delay in the conclusion of several major contracts. The Company acquired ICTI effective August 1, 1999 (see Note 3).

Communications expense was $652,425 or 41% of communications revenues for the quarter ended March 31, 2000, a decrease of $136,331 or 17%, compared to $788,756 which represented 48% of communications revenue in the comparable quarter of the prior year. The dollar decrease is consistent with the decrease in communications revenue in the quarter. Communications expense includes data transmission and messaging expenses of $375,246 for the quarter ended March 31, 2000 compared to $445,604 in the comparable quarter of the prior year, a decrease of $70,358 or 16% reflecting a new contract with volume discounts from the supplier commencing in the second quarter of 1999. Overall gross margin for communications increased to 59% in the quarter ended March 31, 2000 from 52% in the same period of the prior year. While the gross margin on the sale of Boatracs systems remained relatively unchanged, the margin on data transmission and messaging increased 8% to 67% from 59%. This increase was partially offset by a decrease in software margins of 4% for the quarter.

Video compression expenses were $155,567 or 22% of video compression revenues for the quarter ended March 31, 2000, a decrease of $215,725 or 58% compared to $371,292 or 26% of video compression revenues in the same period of the prior year. The decrease in expenses reflects the decrease in video compression sales. The increase in margin of 4% reflects changes in the mix of products sold.

Satellite transmission technology expenses were $636,248 or 62% of satellite transmission technology revenues. ICTI was acquired by the Company effective August 1, 1999.

Selling, general and administrative expenses were $2,701,185 or 82% of total revenues for the quarter ended March 31, 2000, an increase of $1,286,042 or 91%, compared to $1,415,143 or 46% of total revenues in the prior corresponding quarter. Of the total expenses for the quarter ended March 31, 2000, approximately $538,000 relates to ICTI, acquired by the Company effective August 1, 1999. Overall, accounting, commissions, insurance, legal, office rent and salary expenses increased, offset by minor decreases in consulting and shareholder relations. In addition, marketing expenses increased significantly due to the marketing of new products and amortization expense increased by $148,338 to $621,130 for the quarter ended March 31, 2000 compared to $472,792 in the prior comparable period. Depreciation expense increased by $11,179 to $87,316 for the three months ended March 31, 2000 compared to $76,137 in the same comparable prior period.

Research and development expenses were $253,285 or 8% of total revenues for the quarter ended March 31, 2000, an increase of $51,478 or 26% compared to research and development expenses of $201,807 or 7% of total revenues in the comparable quarter of the prior year.

Interest expense in the amount of $306,910 for the first quarter of 2000 and $204,730 in the first quarter of 1999, primarily represents interest on notes payable issued in connection with the acquisitions of Enerdyne and ICTI, and warrants issued to a bank.

The income tax benefit of $321,475 for the quarter ended March 31, 2000 and $111,000 for the same quarter in the prior year represents the amortization of a temporary tax difference on the life of a patent.

Earnings before interest, taxes, depreciation and amortization for the quarter ended March 31, 2000 was negative $377,734 compared to $838,544 in the first quarter of 1999.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2000 was $557,153, a decrease of $300,481 compared to the December 31, 1999 cash balance of $857,634. At March 31, 2000, working capital was $1,076,780, an increase of $607,022 from the working capital of $469,758 at December 31, 1999. Cash of $595,314 was used in operating activities, cash of $81,231 was used in investing activities and cash of $376,064 was provided by financing activities in the first three months of 2000.

The Company signed a Change in Terms Agreement increasing the line of credit agreement with a bank to borrow up to $1,750,000 at an interest rate equal to the lender's prime rate, which was 9% on March 31, 2000, and extending the expiry date to December 29, 2001. At March 31, 2000, $1,405,000 was drawn on the line of credit. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The bank has granted a forbearance for the quarter ended March 31, 2000 pending its review of this Form 10-QSB. The Company is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers.

Accounts receivable net of an allowance for uncollectible accounts decreased by $1,028,480 to $3,417,290 at March 31, 2000 from $4,445,770 at December 31, 1999 due primarily to the decrease in total revenues for the quarter ended March 31, 2000. Property, net of accumulated depreciation, was $698,997 at March 31, 2000, a decrease of $6,085 from December 31, 1999, due primarily to depreciation expense. Goodwill, net of accumulated amortization, decreased by $339,880 to $15,683,600 due to amortization expense in the first quarter of 2000. Patent, net of accumulated amortization, decreased by $281,250 from December 31, 1999, due to amortization expense in the first three months of 2000.

Accounts payable was $901,649 at March 31, 2000, a decrease of $930,336 compared to $1,831,985 at December 31, 1999. Accrued expenses decreased by $59,950 at March 31, 2000 to $1,531,304 from $1,591,254. When combining accounts payable and accrued expenses there is a $990,286 decrease due primarily to a reduction in revenues and associated expenses. Total notes payable (short term plus long term) in the amount of $9,730,460 at March 31, 2000, compared to $9,444,776 at December 31, 1999, relates to a promissory note to a bank entered into December 1998 and notes owing to the previous owners of Enerdyne and ICTI. The balance increased by $655,000 at March 31, 2000 compared to December 31, 1999 due to drawings on the line of credit, offset by payments of $369,316.

The Company anticipates making capital expenditures in excess of $300,000 during 2000, excluding assets acquired in acquisitions. To date, the Company has financed its working capital needs through private loans, the issuance of stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders may result. If adequate funds are not available, the Company's business would be adversely affected.

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

ITEM 2. CHANGES IN SECURITIES
In March 2000, the Company issued a warrant to purchase 50,000 shares of common stock at $2.53 per share to a bank. The warrant has a life of 63 months and was issued in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933. Should the Company's relationship with the bank terminate, the life of the warrant would be reversed to 18 months from the date of such termination.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Inapplicable

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                               ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant


May 12,  2000                  /s/ MICHAEL L. SILVERMAN
Date                               MICHAEL SILVERMAN
                                   PRESIDENT, CHIEF EXECUTIVE OFFICER
                                   CHAIRMAN OF THE BOARD



May 12, 2000                  /s/  DEAN B. KERNUS
Date                               CHIEF FINANCIAL OFFICER