Form 10QSB
period 2000-06-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2000-08-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                   |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

                      For the quarterly period ended June 30, 2000

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



                         APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,090,922 shares of common stock as of August 9, 2000.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X




PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                     Three Months Ended June 30,       Six Months Ended June 30,
                       2000          1999               2000               1999
REVENUES:
Communications    $ 1,560,838      $ 1,569,999      $ 3,136,844     $ 3,201,623
Video compression   1,009,807          907,568        1,725,552       2,343,244
Satellite
transmission
technology          1,190,690                         2,211,468
                 ------------     ------------    -------------     ------------

TOTAL REVENUES      3,761,335        2,477,567        7,073,864       5,544,867
                 ------------     ------------     ------------    -------------

COSTS AND EXPENSES:
Communications        673,972          624,470        1,326,397       1,413,226
Video compression     261,518          384,194          417,085         755,486
Satellite
transmission
technology            799,429                         1,435,677
Selling, general
and administrative  2,857,767        1,539,782        5,558,952       2,954,925
Research and
development           259,882          199,521          513,167         401,328
                -------------     ------------       ----------      ----------
TOTAL COSTS AND
 EXPENSES           4,852,568        2,747,967        9,251,278       5,524,965
                -------------     ------------       ----------      ----------

(LOSS) INCOME
FROM OPERATIONS    (1,091,233)        (270,400)      (2,177,414)         19,902

Interest income         7,390            3,026           18,292           5,572
Interest expense      212,534          203,157          519,444         407,888

LOSS BEFORE TAXES  (1,296,377)        (470,531)      (2,678,566)       (382,414)

INCOME TAX  BENEFIT   360,214          112,500          681,689         223,500


                =============     ============    =============      ==========
NET LOSS           $ (936,163)      $ (358,031)    $ (1,996,877)     $ (158,914)
                =============     ============    =============     ===========


BASIC LOSS PER
COMMON SHARE       $   (0.04)        $  (0.02)       $   (0.10)       $  (0.01)

DILUTED LOSS
PER COMMON SHARE   $   (0.04)        $  (0.02)       $   (0.10)       $  (0.01)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING, BASIC
 AND DILUTED      20,916,914       18,947,555        20,849,651      18,885,750

Dilutive effect of:
Employee stock options
Warrants
Weighted average of
common shares
outstanding,
assuming dilution 20,916,914       18,947,555        20,849,651      18,885,750

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                            June 30,               December 31,
                                     ------------------       ------------------
ASSETS                                       2000                     1999
                                         (Unaudited)
CURRENT ASSETS:
  Cash                                      $228,109                 $857,634
  Accounts receivable - net                3,162,054                4,445,770
  Inventories                              1,132,540                  918,531
  Prepaid expenses and other assets        1,050,638                  925,750
                                     ------------------       ------------------
        Total current assets               5,573,341                7,147,685

PROPERTY - net                               645,486                  705,082
GOODWILL - net                            15,343,720               16,023,480
PATENT - net                              15,771,635               16,334,135
                                     ------------------       ------------------

TOTAL                                    $37,334,182              $40,210,382
                                     ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $1,326,014               $1,831,985
  Accrued expenses                           794,498                1,591,254
  Current portion of notes payable         5,810,173                3,254,688
                                  ------------------       ------------------
        Total current liabilities          7,930,685                6,677,927

NOTES PAYABLE                              2,933,213                6,190,088
DEFERRED TAX LIABILITY                     6,598,026                6,864,377

STOCKHOLDERS' EQUITY:
Convertible preferred series A
stock, no par value;                                                3,000,000
1,000,000 shares authorized,
300 shares issued
Convertible preferred series B
stock, no par value;
1,000,000 shares authorized,
376.25 shares issued                       3,737,500
Common stock, no par value;
100,000,000 shares authorized,
21,053,143 and 20,739,860 shares
issued and outstanding
at 2000 and 1999, respectively            22,113,021               21,459,376
Accumulated deficit                       (5,978,263)              (3,981,386)
                                    ------------------       ------------------
        Total stockholders' equity        19,872,258                17,477,990
                                   ------------------       ------------------

TOTAL                                    $37,334,182               $37,210,382
                                   ==================       ==================

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Six months ended June 30,
                                               2000                    1999
Operating activities:
Net loss                                   $(1,996,877)             $ (158,914)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Deferred tax benefit                      (266,351)               (225,000)
    Issuance of warrants                       139,125
    Depreciation and amortization            1,417,130               1,103,475
Changes in assets and liabilities:
    Accounts receivable, net                 1,283,716                 194,371
    Inventories                               (214,009)                 48,139
    Prepaid expenses and other assets         (124,888)                 50,217
    Accounts payable and accrued expenses   (1,302,726)               (505,590)

                                     -----------------       -----------------
Net cash (used in) provided by
 operating activities                      (1,064,880)                506,698
                                     -----------------       -----------------

Investing activities:
  Capital expenditures                       (115,274)                (94,870)
  Goodwill acquired in acquisition                                    (50,000)

                                     -----------------       -----------------
Net cash used in investing activities        (115,274)               (144,870)
                                     -----------------       -----------------

Financing activities:
  Issuance of series A preferred stock                               3,000,000
  Issuance of common shares, net              378,146
  Issuance of series B preferred stock        737,500
  Payments on line of credit                 (555,000)               (650,000)
  Proceeds from line of credit                955,000
  Cash received from stock options exercised  136,374                  43,143
  Principal payments on notes payable      (1,101,391)               (401,307)

                                    -----------------       -----------------
Net cash provided by financing activities     550,629               1,991,836
                                    -----------------       -----------------

Net (decrease) increase in cash             (629,525)               2,353,664

Cash at beginning of period                  857,634                 416,361
                                    -----------------       -----------------

Cash at end of period                      $ 228,109             $ 2,770,025
                                    =================       =================

SUPPLEMENTAL DISCLOSURE ON NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock issued in
acquisition                                                        $ 151,875
Common stock issued as
payment on accounts payable                                        $ 153,750
Conversion of Series A
Preferred Stock into Series B           $ 3,000,000
Issuance of warrants                      $ 139,125

See notes to consolidated financial statements.




                    ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

NOTE 2 - BALANCE SHEET DETAILS

                                              6/30/2000             12/31/1999


                                        ----------------       ----------------
Accounts receivable                          $3,164,575               $4,527,058
Less allowance for doubtful accounts
 and sales return reserve                         2,521                   81,288

                                        ----------------       ----------------
                                             $3,162,054               $4,445,770

                                        ----------------       ----------------
Inventory:
Raw materials                                  $817,441                 $497,052
Work in progress                                103,241                  179,072
Finished goods                                  211,858                  242,407

                                        --------------          ----------------
                                             $1,132,540                 $918,531
                                        ----------------        ----------------
Property:

Computers and equipment                      $1,363,359               $1,248,085
Furniture and fixtures                          265,490                  265,490
Leasehold improvements                           55,390                   55,390
                                       ----------------       ----------------
                                              1,684,239                1,568,965

Less accumulated depreciation                 1,038,753                  863,883
                                       ----------------         ----------------
                                               $645,486                 $705,082
                                       ----------------         ----------------

Goodwill                                    $17,481,272              $17,481,272
Less accumulated amortization                 2,137,552                1,457,792
                                         ----------------       ----------------
                                            $15,343,720              $16,023,480

                                         ----------------       ----------------

Patent                                      $18,000,000              $18,000,000
Less accumulated amortization                 2,228,365                1,665,865
                                       ----------------         ----------------
                                            $15,771,635              $16,334,135
                                       ----------------         ----------------
Accrued expenses:
Taxes payable                                   $58,119                 $482,649
Other accrued expenses                          736,378                1,108,605
                                       ----------------         ----------------
                                               $794,498               $1,591,254
                                       ----------------         ----------------



Depreciation expense was $174,869 and $155,583 for the six months ended June 30, 2000 and 1999, respectively. Amortization expense was $1,242,261 and $947,892 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 3 - ACQUISITIONS

Innovative Communications Technologies, Inc. ("ICTI") - Effective August 1, 1999, the Company completed the acquisition of all of the shares of ICTI, a privately held company located in Gaithersburg, Maryland that is engaged in the design and implementation of bandwidth efficient multi-media satellite networks. The purchase price to the former shareholders of ICTI included the payment of $1.5 million in cash, the issuance of 1,665,000 shares of the Company's common stock and the delivery of promissory notes in the amount of $600,000. In addition, the Company delivered a non-interest bearing note in the amount of $400,000 that is subject to attainment of certain revenue targets. This note will be recorded in the Company's accounts if and when these targets are met. The Company effectively acquired ICTI's assets of $1.6 million, assumed its liabilities of $1.5 million, and recorded goodwill in the amount of $5.5 million, which is being amortized over ten years under the straight line method.

NOTE 4 - NOTES PAYABLE

On  February  28,  2000 the  Company  signed a Change  in Terms  Agreement  (the
"Agreement") with a bank increasing the line of credit to $1,750,000 and extending the expiry date to December 29, 2001. At June 30, 2000 the balance on the line of credit was $1,150,000. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company received waivers of certain of the covenants for the quarters ended June 30, 2000 and March 31, 2000. The Company is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers. In addition, pursuant to the Agreement, the bank has prohibited a principal payment of $467,000 on notes payable, which was due on June 30, 2000 to the two former owners of Enerdyne Technologies, Inc. which the Company purchased in July 1998. The two former owners held executive positions with the Company at June 30, 2000 and one former owner is also a director of the Company.

Due  to  the  uncertainties   surrounding  the  Company's  ability  to  maintain
compliance with certain financial covenants, the long term portion of notes payable and the line of credit to the bank have been reclassified as current.

NOTE 5 - STOCK OPTIONS

Under the amended and restated 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 6,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire between five and 10 years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At June 30, 2000, there were 2,840,375 options outstanding under the Plan.

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

In the first six months of 1999 there were two segments, communications and video compression. Corporate overhead expenses have been allocated to the segments based on each segments revenue as a percentage of total revenues.

Information by industry segment for the three months ended June 30, 2000 is set forth below.

                    Commun-     Video          Satellite
                   ications   Compression      Technology        Consolidated
                -----------    -----------     -----------      --------------
Revenues         $1,560,838    $1,009,807       $1,190,690         $3,761,335
Income (loss) from  $20,062     $(744,861)       $(336,434)       $(1,091,233)
operations
Interest income      $1,089        $1,608           $4,693             $7,390
Interest expense    $16,275      $183,945          $12,314           $212,534

Depreciation and    $70,823      $490,590         $148,975           $710,388
amortization





Information by industry segment for the six months ended June 30, 2000 is set forth below.

                 Commun-          Video           Satellite
                ications       Compression        Technology      Consolidated
             ------------     -----------     ------------         ------------
Revenues       $3,136,844       $1,725,552       $2,211,468         $7,073,864
Income (loss) from$81,037      $(1,589,829)       $(668,622)       $(2,177,414)
operations
Interest income    $5,734           $2,928           $9,630             $18,292
Interest expense  $76,467         $389,156          $53,821            $519,444

Depreciation and $143,235         $976,620         $297,275          $1,417,130
amortization

Total assets   $3,199,451      $27,661,645       $6,473,086         $37,334,182


Information by industry segment for the three months ended June 30, 1999 is set forth below.

                                                Video
                                                Compression/
                             Communications     Multiplexing       Consolidated
                              -------------    -------------      -------------
Revenues                      $1,569,999         $907,568          $2,477,567
Income (loss) from
operations                       $58,500        $(328,900)          $(270,400)
Interest income                   $2,041             $985              $3,026
Interest expense                  $6,889         $196,268            $203,157

Depreciation and amortization    $73,718         $480,828            $554,546

Information by industry segment for the six months ended June 30, 1999 is set forth below.

                                                 Video
                                                 Compression/
                            Communications       Multiplexing       Consolidated
                          ----------------      -------------     --------------
Revenues                        $3,201,623         $2,343,244        $5,544,867
Income (loss) from operations     $102,202           $(82,300)          $19,902
Interest income                     $3,654             $1,918            $5,572
Interest expense                    $9,193           $398,695          $407,888
Depreciation and amortization     $146,369           $957,106        $1,103,475
Total assets                    $3,077,774        $30,111,982       $33,189,756

The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues for each of the geographical areas in which the Company operates:

              Three months   Six months          Three months       Six months
            Ended 6/30/2000 Ended 6/30/2000     Ended 6/30/1999  Ended 6/30/1999


United States    $2,982,932     $5,424,805          $2,386,242     $5,339,772

International       778,403      1,649,059              91,325        205,095


                -----------    -----------       -------------    -------------
 Total           $3,761,335     $7,073,864          $2,477,567     $5,544,867

               ------------    -----------       -------------     ------------

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS\ OF OPERATIONS

Overview

The Company has three business units:
1.  Boatracs,
2.  Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary, and
3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, one of the major suppliers of equipment sold by the Boatracs business unit, and reliance upon QUALCOMM's Network Management Facility through which the Boatracs' business unit message transmissions are formatted and processed. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

For the three months ended June 30, 2000 and 1999

Total revenues for the quarter ended June 30, 2000, were $3,761,335 an increase of $1,283,768 or 52%, compared to total revenues of $2,477,567 for the quarter ended June 30, 1999.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging were $1,560,838 or 41% of total revenues for the quarter ended June 30, 2000, a net decrease of $9,161 or 1% compared to $1,569,999 or 63% of total revenues for the quarter ended June 30, 1999. The decrease in communications revenue compared to the same period of the prior year is due primarily to a reduction in software revenues in the amount of $50,722, or 17%, partially offset by increases in MCT sales and data transmission and messaging and software revenues.

Video compression revenues were $1,009,807 or 27% of total revenues for the quarter ended June 30, 2000, an increase of $102,239, or 11%, compared to $907,568 or 37% of total revenues in the prior comparable period. The increase in video compression revenues is due primarily to the first shipment of a new product line.

Revenues from satellite transmission technology were $1,190,690 or 32% of total revenues for the quarter ended June 30, 2000. The Company acquired ICTI effective August 1, 1999 (Note 3).

Communications expenses were $673,972 or 43% of communications revenues for the quarter ended June 30, 2000, an increase of $49,502 or 8%, compared to $624,470 which represented 40% of communications revenue in the comparable quarter of the prior year. Overall gross margin for communications decreased 3% to 57% in the quarter ended June 30, 2000 from 60% in the same period of the prior year due to a decline in the gross margins on the sale of Boatracs systems due to customer mix and data transmission and messaging due to certain volume discounts given, partially offset by an increase in the software margin.

Video compression expenses were $261,518 or 26% of video compression revenues for the quarter ended June 30, 2000, a decrease of $122,676 or 32% compared to $384,194 or 42% of video compression revenues in the same period of the prior year. The increase in gross margin of 16% from the gross margin of 58% in the second quarter of the prior comparable quarter is primarily due to changes in the mix of products sold.

Satellite transmission technology expenses were $799,429 or 67% of satellite transmission technology revenues for the quarter ended June 30, 2000. ICTI was acquired by the Company effective August 1, 1999.

Selling, general and administrative expenses were $2,857,767 or 76% of total revenues for the quarter ended June 30, 2000, an increase of $1,317,985 or 86%, compared to $1,539,792 or 62% of total revenues in the prior corresponding quarter. Of the total expenses for the quarter ended June 30, 2000, approximately $596,000 relates to ICTI, acquired by the Company effective August 1, 1999. Excluding the ICTI expenses, selling general and administrative expenses were $2,261,745 for the quarter ended June 30, 2000 compared to $1,539,782 for the prior comparable quarter, an increase of $721,963 or 46%. Overall, accounting, commissions, insurance, travel, office expenses, office rent and salary expenses increased. Salary expense includes certain nonrecurring severance costs. In addition, marketing expenses increased significantly due to the introduction of new products. Amortization expense increased by $146,034 to $621,130 for the quarter ended June 30, 2000 compared to $475,095 in the prior comparable period due to the amortization of goodwill connected with the ICTI acquisition (see note 3).

Research and development expenses were $259,882 or 7% of total revenues for the quarter ended June 30, 2000, an increase of $60,361 or 30% compared to research and development expenses of $199,521 or 8% of total revenues in the comparable quarter of the prior year.

Interest expense of $212,534 for the second quarter of 2000 and $203,157 in the second quarter of 1999, primarily represents interest on notes payable issued in connection with the acquisitions of Enerdyne and ICTI.

The income tax benefit of $360,214 for the quarter ended June 30, 2000 and 1999 represents the amortization of a temporary tax difference on the life of a patent.

For the six months ended June 30, 2000 and 1999

Total revenues for the six months ended June 30, 2000, were $7,073,864 an increase of $1,528,997 or 28% compared to total revenues of $5,544,867 for the six months ended June 30, 1999.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging were $3,136,844 for the six months ended June 30, 2000, or 44% of total revenues, a net decrease of $64,779 or 2% compared to $3,201,623 or 58% of total revenues in the six months ended June 30, 1999. The decrease in communications revenue compared to the same period of the prior year is due primarily to a reduction in sales of Boatracs systems in the amount of $87,690, or 28%, and a reduction in software revenues in the amount of $87,088, or 13%, offset by an increase in data transmission and messaging services and miscellaneous other income.

Video compression revenues were $1,725,552 or 24% of total revenues for the six months ended June 30, 2000, a decrease of $617,692, or 26%, compared to $2,343,244 or 42% of total revenues in the prior comparable period. The decrease in video compression revenues is due primarily to a weak prior quarter.

Revenues from satellite transmission technology were $2,211,468 or 31% of total revenues for the six months ended June 30, 2000. The Company acquired ICTI effective August 1, 1999.

Communications expenses were $1,326,397or 42% of communications revenues for the six months ended June 30, 2000, a decrease of $86,829 or 6%, compared to $1,413,226 which represented 44% of communications revenue in the comparable period of the prior year. The dollar decrease is consistent with the decrease in communications revenue in the same period. Communications expense includes data transmission and messaging expenses of $774,404 for the six months ended June 30, 2000, which remained constant with the prior year. Overall gross margin for communications increased to 58% in the six months ended June 30, 2000 from 56% in the same period of the prior year.

Video compression expenses were $417,085 or 24% of video compression revenues for the six months ended June 30, 2000, a decrease of $338,401 or 45% compared to $755,486 or 32% of video compression revenues in the same period of the prior year. The decrease in expenses reflects the decrease in video compression sales. The increase in margin of 8% reflects changes in the mix of products sold.

Satellite transmission technology expenses were $1,435,677 or 65% of satellite transmission technology revenues. ICTI was acquired by the Company effective August 1, 1999.

Selling, general and administrative expenses were $5,558,952 or 79% of total revenues for the six months ended June 30, 2000, an increase of $2,604,027 or 88%, compared to $2,954,925 or 53% of total revenues in the prior corresponding period. Of the total expenses for the six months ended June 30, 2000, approximately $1.1 million relates to ICTI, acquired by the Company effective August 1, 1999. Excluding the ICTI expenses, selling, general and administrative expenses were $4,424,874 for the six months ended June 30, 2000, compared to $2,954,925 for the prior comparable quarter, an increase of $1,469,949 or 49%. Overall, accounting, commissions, insurance, legal, rent and salary expenses increased, offset by a minor decrease in shareholder relation expenses. Salary expense includes certain nonrecurring severance costs. In addition, marketing expenses increased significantly due to the introduction of new products. Amortization expense increased by $294,369 to $1,242,261 for the six months ended June 30, 2000 compared to $947,892 in the prior comparable period due to the acquisition of ICTI. Depreciation expense increased by $20,991 to $176,574 for the six months ended June 30, 2000 compared to $155,583 in the same comparable prior period.

Research and development expenses were $513,167 or 7% of total revenues for the six months ended June 30, 2000, an increase of $111,839 or 28% compared to research and development expenses of $401,328 or 7% of total revenues in the comparable period of the prior year.

Interest expense in the amount of $519,444 for the six months ended June 30, 2000 and $407,888 in the six months ended 1999, primarily represents interest on notes payable issued in connection with the acquisitions of Enerdyne and ICTI, interest paid on a line of credit and warrants issued to a bank in the first quarter of 2000.

The income tax benefit of $681,689 for the six months ended June 30, 2000 and $223,500 for the same period in the prior year represents the amortization of a temporary tax difference on the life of a patent.

Liquidity and Capital Resources

The Company's cash balance at June 30, 2000 was $228,109, a decrease of $629,525 compared to the December 31, 1999 cash balance of $857,634. At June 30, 2000, working capital was negative $2,357,344 a decrease of $2,827,102 from the working capital of $469,758 at December 31, 1999 due primarily to the reclassification of long term debt to current (Note 4). Cash of $1,064,880 was used in operating activities, cash of $115,274 was used in investing activities and cash of $550,629 was provided by financing activities in the first six months of 2000.

During the second quarter, the Company issued 211,535 unregistered common shares to private investors at fair market value of $1.95 per share. The Company also entered into Series B Preferred Stock purchase agreements to issue 76.25 unregistered shares at $10,000 per share for total combined proceeds of $1,175,000. The Preferred Stock shall be entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 10% yearly. Concurrently, the 300 shares of Series A Preferred Stock that was in June 1999 was converted into Series B Preferred Stock.

The Company signed a Change in Terms Agreement with a bank increasing the line of credit to $1,750,000 at an interest rate equal to the lender's prime rate, which was 9-1/2% on June 30, 2000, and extending the expiration date to December 29, 2001. At June 30, 2000, $1,150,000 was drawn on the line of credit. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company received a waiver of certain of the covenants for the quarters ended June 30, 2000 and March 31, 2000. The Company is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers.

Accounts receivable net of an allowance for uncollectible accounts decreased by $1,283,716 to $3,162,054 at June 30, 2000 from $4,445,770 at December 31, 1999.
Property, net of accumulated depreciation, was $645,486 at June 30, 2000, a decrease of $59,596 from December 31, 1999, due primarily to depreciation expense. Goodwill, net of accumulated amortization, decreased by $679,760 to $15,343,720 due to amortization expense in the first six months of 2000. Patent, net of accumulated amortization, decreased by $562,500 to $15,771,635 from December 31, 1999, due to amortization expense in the first six months of 2000.

Accounts payable were $1,326,014 at June 30, 2000, a decrease of $505,971 compared to $1,831,985 at December 31, 1999 and accrued expenses decreased by $796,756 at June 30, 2000 to $1,042,211 from $1,591,254 due primarily to a reduction in revenues and associated expenses. Total notes payable (short term plus long term) in the amount of $8,743,386 at June 30, 2000, compared to $9,444,776 at December 31, 1999, relates to a promissory note to a bank entered into December 1998 and notes owing to the previous owners of Enerdyne and ICTI. The balance decreased by $701,390 at June 30, 2000 compared to December 31, 1999 due to payments on the notes in the amount of $1,101,390, offset by an increase of $400,000 payable on the line of credit (Note 4).

The Company anticipates making capital expenditures in excess of $300,000 during 2000, excluding assets acquired in acquisitions. To date, the Company has financed its working capital needs through private loans, the issuance of common and preferred stock and cash generated from operations. Expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. When additional funds are raised by issuing equity securities, dilution to the existing shareholders result. If adequate funds are not available in the future, the Company's business would be adversely affected.

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

ITEM 2. CHANGES IN SECURITIES

During June 2000, the Company issued 211,535 shares of common stock at fair market value ($1.95 per share) through a private offering. In addition, the Company issued 376.25 shares of Series B Preferred Stock valued at $10,000 per share. Three hundred shares of the Series B issued were in exchange for 300 shares of Series A Preferred Stock previously issued in 1999. A total of $1,175,000 was raised.

During the quarter ended June 30, 2000, the Company issued 23,270 warrants to purchase common stock to a consultant. The warrants were issued at fair market value and have a life of three years and were issued in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2000, the Company held its Annual Meeting of Shareholders at the Wyndham Garden Hotel, 5975 Lusk Boulevard, San Diego, California 92121.

The following directors were elected:
                                                   FOR               AGAINST
Michael L. Silverman                            17,868,733               919
Jon S. Gilbert                                  17,228,281           641,371
Giles H. Bateman                                17,868,701               951
Mitchell G. Lynn                                17,606,250           263,402
Scott T. Boden                                  17,535,101           334,551
Thomas Bernard                                  17,868,171             1,481
Mohammed G. Abutaleb                            17,868,133             1,519
John Major                                      17,868,139             1,513

The following proposal was adopted at the meeting:

An amendment to the Company's 1996 Stock Option Plan increasing the number of available shares to 6,000,000 from 4,000,000.

FOR               AGAINST          ABSTAIN           NON-VOTE
---              -------           -------           --------
14,737,703        206,396           1,247            5,880,582

ITEM 5. OTHER INFORMATION
Inapplicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.5      Certificate of Determination (filed herewith).

3.6 Certificate of Amendment to Advanced Remote Communications Solutions, Inc. Certification of
         Determination (filed herewith).














                                                    SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                               ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc.
                                   Registrant


August 14,  2000                    /s/ MICHAEL L. SILVERMAN
Date                                MICHAEL SILVERMAN
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER
                                    CHAIRMAN OF THE BOARD



August 14, 2000                     /s/  DEAN B. KERNUS
Date                                CHIEF FINANCIAL OFFICER