Form 10QSB
period 2000-09-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2000-11-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 2000

              |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ___________

                            Commission File Number 0-11038



                        ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
              (Exact name of small business issuer as specified in its charter

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



                          APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,090,922 shares of common stock as of November 7, 2000.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                                2000          1999         2000          1999
REVENUES:
Communications .......... $  1,755,849  $  1,646,732  $  4,892,693  $  4,850,271
Video compression ............ 979,993       741,680     2,705,545     3,084,924
Satellite transmission
technology                     976,177     1,137,478     3,187,645     1,137,478
                             ---------     ---------     ---------     ---------

        TOTAL REVENUES ..    3,712,019     3,525,890    10,785,883     9,072,673
                             ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
Communications ............    709,963       607,108     2,036,360     2,019,394
Video compression ............ 231,847       258,384       648,932     1,013,870
Satellite transmission
technology ................... 662,154       150,171     2,097,831       153,025
Selling, general and
administrative ............. 2,528,955     2,106,378     8,087,907     5,061,303
Research and development       340,132       305,984       853,299       707,312
                             ---------     ---------     ---------     ---------
 TOTAL COSTS AND EXPENSES    4,473,051     3,428,025    13,724,329     8,954,904
                              --------     ---------     ---------     ---------

(LOSS) INCOME
FROM OPERATIONS ............. (761,032)       97,865    (2,938,446)      117,769

Interest income ............     3,763        22,004        22,056        27,575
Interest expense ...........   204,279       182,689       723,724       590,578
                             ---------     ---------     ---------     ---------

LOSS BEFORE TAXES ..........  (961,548)      (62,820)   (3,640,114)    (445,234)

INCOME TAX
BENEFIT/(EXPENSE) ............ 213,482      (190,932)      895,171        32,568

                             ---------     ---------     ---------     ---------
                             $(748,066)    $(253,752)  $(2,744,943)   $(412,666)
                             =========     =========     =========     =========


BASIC LOSS PER
 COMMON SHARE ........   $      (0.04)    $    (0.01)  $     (0.13)   $   (0.02)

DILUTED LOSS PER
COMMON SHARE ..........  $      (0.04)    $    (0.01)  $     (0.13)   $   (0.02)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING, BASIC
AND DILUTED ..............  21,085,050     19,029,249    20,926,151   18,939,455

Dilutive effect of:
Employee stock options .....     --             --           --           --
Warrants ................        --             --           --           --
Weighted average of
common shares
outstanding,
assuming dilution ......   21,085,050      19,029,249    20,926,151   18,939,455

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                        September 30,            December 31,
                                     ------------------       ------------------
ASSETS                                       2000                     1999
                                         (Unaudited)
CURRENT ASSETS:
  Cash                                     $118,094                 $857,634
  Accounts receivable - net               3,313,516                4,445,770
  Inventories                             1,236,187                  918,531
  Prepaid expenses and other assets       1,045,221                  925,750
                                     ------------------       ------------------
        Total current assets              5,713,018                7,147,685

PROPERTY - net                              585,003                  705,082
GOODWILL - net                           15,003,838               16,023,480
PATENT - net                             15,490,385               16,334,135
                                    ------------------       ------------------

TOTAL                                   $36,792,244              $40,210,382
                                    ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $1,131,256               $1,831,985
  Accrued expenses                        1,039,286                1,591,254
  Current portion of notes payable        6,304,454                3,254,688
                                    ------------------       ------------------
        Total current liabilities         8,474,996                6,677,927

NOTES PAYABLE                             2,616,181                6,190,088
DEFERRED TAX LIABILITY                    6,485,526                6,864,377

STOCKHOLDERS' EQUITY:
Convertible preferred series A
stock, no par value;                                               3,000,000
1,000,000 shares authorized,
300 shares issued
Convertible preferred series
B stock, no par value;
1,000,000 shares authorized,
376.25 shares issued                      3,762,500
Common stock, no par value;
100,000,000 shares authorized,
21,090,922 and 20,739,860 shares
issued and outstanding
at 2000 and 1999, respectively           22,179,370               21,459,376
Accumulated deficit                      (6,726,329)              (3,981,386)
                                    ------------------       ------------------
    Total stockholders' equity           19,215,541               20,477,990
                                    ------------------       ------------------

TOTAL                                   $36,792,244              $40,210,382
                                    ==================       ==================

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                               Nine months ended September 30,
                                                2000                   1999
Operating activities:
Net loss                                    $(2,744,943)            $ (412,666)
  Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
    Deferred tax (benefit)/expense             (378,851)                 4,926
    Issuance of warrants                        139,125
    Depreciation and amortization             2,131,441              1,929,801
Changes in assets and liabilities:
    Accounts receivable, net                  1,132,254               (678,392)
    Inventories                                (317,656)              (223,266)
    Prepaid expenses and other assets          (128,592)               (66,627)
    Accounts payable and accrued expenses    (1,252,696)               509,317
                                       -----------------      -----------------
Net cash (used in) provided by
operating activities                         (1,419,918)             1,063,093
                                       -----------------      -----------------

Investing activities:
  Capital expenditures                         (138,849)              (364,417)
  Goodwill acquired in acquisition                                  (1,495,092)
                                        -----------------      -----------------
Net cash used in investing activities          (138,849)            (1,859,509)
                                        -----------------      -----------------

Financing activities:
  Issuance of series A preferred stock                               3,000,000
  Issuance of common shares, net                425,897
  Issuance of series B preferred stock          762,500
  Payments on line of credit                   (755,000)
  Proceeds from line of credit                1,705,000
  Cash received from stock
  options exercised                             154,972                 73,143
  Principal payments on notes payable        (1,474,142)            (1,364,370)
                                        -----------------      -----------------
Net cash provided by financing activities       819,227              1,708,773
                                        -----------------      -----------------

Net (decrease) increase in cash                (739,540)               912,357

Cash at beginning of period                     857,634                416,361
                                       -----------------      -----------------
Cash at end of period                          $ 118,094            $ 1,328,718
                                       =================      =================

SUPPLEMENTAL DISCLOSURE ON NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition                                  $ 3,690,000
Common stock issued as payment
on accounts payable                                                   $ 153,750
Issuance of notes payable in acquisition                              $ 600,000
Conversion of Series A Preferred
Stock into Series B                         $ 3,000,000


See notes to consolidated financial statements.

           ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

NOTE 2 - BALANCE SHEET DETAILS

                                           9/30/2000             12/31/1999

                                        ----------------       ----------------
 Accounts receivable                      $3,319,037               $4,527,058

  Less allowance for doubtful accounts
   and sales return reserve                    5,521                   81,288
                                        ----------------       ----------------
                                          $3,313,516               $4,445,770
                                        ----------------       ----------------
 Inventory
  Raw materials                             $769,260                 $497,052
  Work in progress                           154,087                  179,072
  Finished goods                             312,840                  242,407
                                        ----------------       ---------------
                                          $1,236,187                 $918,531
                                        ----------------       ----------------
 Property:
  Computers and equipment                 $1,386,974               $1,248,085
  Furniture and fixtures                     263,532                  265,490
  Leasehold improvements                      57,307                   55,390
                                        ----------------       ----------------
                                           1,707,813                1,568,965

      Less accumulated depreciation        1,122,810                  863,883
                                        ----------------       ----------------
                                            $585,003                 $705,082
                                        ----------------       ----------------

 Goodwill                                $17,481,272              $17,481,272
  Less accumulated amortization            2,477,434                1,457,792
                                        ----------------       ----------------
                                         $15,003,838              $16,023,480
                                        ----------------       ----------------

 Patent                                  $18,000,000              $18,000,000
  Less accumulated amortization            2,509,615                1,665,865
                                        ----------------       ----------------
                                         $15,490,385              $16,334,135
                                        ----------------       ----------------
 Accrued expenses:
  Taxes payable                              $85,686                 $482,649
  Other accrued expenses                     953,600                1,108,605
                                        ----------------       ----------------
                                          $1,039,286               $1,591,254
                                        ----------------       ----------------



Depreciation expense was $268,050 and $239,335 for the nine months ended September 30, 2000 and 1999, respectively. Amortization expense was $1,863,391 and $1,519,712 for the nine months ended September 30, 2000 and 1999, respectively.

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

NOTE 4 - NOTES PAYABLE

On  February  28,  2000 the  Company  signed a Change  in Terms  Agreement  (the
"Agreement") with a bank increasing the line of credit to $1,750,000 and extending the expiry date to December 29, 2001. At September 30, 2000 the balance on the line of credit was $1,700,000. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company received waivers of certain of the covenants for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000. The Company is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers. In addition, pursuant to the Agreement, the bank has prohibited principal payments totaling approximately $520,000 on notes payable, which were due as of October 1, 2000 to the two former owners of Enerdyne Technologies, Inc. One former owner is a director and executive officer of the Company.

Due  to  the  uncertainties   surrounding  the  Company's  ability  to  maintain
compliance with certain financial covenants, the long term portion of notes payable and the line of credit to the bank have been reclassified as current.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 establishes accounting and reporting standards for other contracts and for hedging activities.
The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred implementation of SFAS 133 until the first quarter of 2001. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No.
133. SFAS 138 amends the accounting and reporting standards of SFAS No. 33 for certain derivative instruments and certain hedging activities.

The Company has evaluated, and will continue to evaluate in future periods, the impact of SFAS Nos. 133 and 138 on its results of operations and financial position. Management does not believe that the adoption of these pronouncements will result in any material adjustments to the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes the SEC staff's position on selected revenue recognition issues. The Company is currently evaluating what effect, if any, SAB 101 may have on its existing revenue recognition policies, principally with respect to performance-based incentives. The Company does not believe that adoption of this SAB will have a material impact on its financial statements. Implementation of SAB 101 is required commencing with the first quarter of 2001.

NOTE 6 - STOCK OPTIONS

Under the amended and restated 1996 Stock Option Plan ("the Plan"), the Company may grant incentive and non-qualified options to purchase up to 6,000,000 shares of common stock to employees, directors and consultants at prices that are not less than 100% (85% for non-qualified) of fair market value on the date the options are granted. Options issued under the Plan expire between five and 10 years after the options are granted and generally become exercisable ratably over a five-year period following the date of grant. At September 30, 2000, there were 2,817,900 options outstanding under the Plan.

NOTE 7- GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

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

The satellite transmission technology segment consists of the operations of ICTI, which the Company acquired effective August 1999 (Note 3). ICTI is engaged in designing and implementing bandwidth efficient multimedia satellite networks and develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

Corporate overhead expenses have been allocated to the segments based on each segments revenue as a percentage of total revenues.

Information by industry segment for the three months ended September 30, 2000 is set forth below.

                    Commun-          Video          Satellite
                   ications       Compression       Technology    Consolidated
                ------------     ------------     -------------   -------------
Revenues         $1,755,849          $979,993        $976,177       $3,712,019
Income (loss)
from operations    $277,120         $(595,049)      $(443,103)       $(761,032)
Interest income      $1,115            $1,325          $1,323           $3,763
Interest expense    $17,262          $177,481          $9,536         $204,279
Depreciation and    $72,375          $491,366        $148,866         $712,607
amortization

Information by industry segment for the nine months ended September 30, 2000 is set forth below.

                    Commun-          Video          Satellite
                    ications       Compression     Technology      Consolidated
                  ------------    ------------    -------------  --------------
Revenues          $4,892,693       $2,705,545      $3,187,645      $10,785,883
Income (loss) from  $357,302      $(2,185,458)    $(1,110,290)     $(2,938,446)
operations
Interest income       $6,849           $4,253         $10,954          $22,056
Interest expense     $94,830         $567,329         $61,565         $723,724
Depreciation and    $215,597       $1,469,687        $446,157       $2,131,441
amortizatization

Total assets      $3,256,851      $27,331,158      $6,204,235      $36,792,244

Information by industry segment for the three months ended September 30, 1999 is set forth below.

                   Commun-           Video         Satellite
                  ications        Compression    Technology        Consolidated
                ------------     ------------  --------------      ------------
Revenues        $1,646,732          $741,680     $1,137,478         $3,525,890
Income (loss)
from               $49,178         $(486,566)      $535,253            $97,865
operations
Interest income     $4,112            $2,087        $15,805            $22,004
Interest expense      $581          $181,701           $407           $182,689
Depreciation and   $75,702          $481,722       $269,587           $827,011
amortization

Information by industry segment for the nine months ended September 30, 1999 is set forth below.
                   Commun-          Video           Satellite
                  ications       Compression       Technology      Consolidated
                ------------    ------------       -----------     -------------
Revenues        $4,850,271        $3,084,924       $1,137,478        $9,072,673
Income (loss)
from              $151,380         $(568,866)        $535,255          $117,769
operations
Interest income     $7,765            $4,005          $15,805           $27,575
Interest expense    $9,775          $580,396             $407          $590,578

Depreciation and  $221,386        $1,438,828         $269,587        $1,929,801
amortization

Total assets    $3,526,092       $28,637,288    $7,007,457          $39,170,837

The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues for each of the geographical areas in which the Company operates:

                Three months   Nine months      Three months       Nine months
              Ended 9/30/2000  Ended 9/30/2000 ended 9/30/1999   Ended 9/30/1999

United States   $3,053,325      $8,478,130         $2,289,348       $7,631,036

International      658,694       2,307,753          1,236,542        1,441,637
             -------------   -------------     --------------    -------------
     Total      $3,712,019     $10,785,883         $3,525,890       $9,072,673
             -------------   -------------     --------------    -------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has three business units:
    1.  Boatracs,
    2.  Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary, and
    3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, one of the major suppliers of equipment sold by the Boatracs business unit, reliance upon QUALCOMM's Network Management Facility through which the Boatracs' business unit message transmissions are formatted and processed, the development of more advanced technology by competitors and continuing technological innovation by the Company. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

For the three months ended September 30, 2000 and 1999

Total revenues for the quarter ended September 30, 2000, were $3,712,019 an increase of $186,129 or 5.3% compared to total revenues of $3,525,890 for the quarter ended September 30, 1999.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,755,849 or 47.3% of total revenues for the quarter ended September 30, 2000, an increase of $109,117 or 6.6% compared to $1,646,732 or 46.7% of total revenues for the quarter ended September 30, 1999. The increase in communications revenues compared to the same period of the prior year is due primarily to an increase in data transmission and messaging and software revenues in the amount of $136,924, or 30%, partially offset by a decrease in Boatracs system sales in the amount of $13,970.

Video compression revenues were $979,993 or 26.4% of total revenues for the quarter ended September 30, 2000, an increase of $238,313, or 32.1%, compared to $741,680 or 21.0% of total revenues in the prior comparable period. The increase in video compression revenues is due primarily to shipments of a new product line.

Revenues from satellite transmission technology were $976,177 or 26.3% of total revenues for the quarter ended September 30, 2000 compared to revenues of $1,137,478 in the third quarter of 1999. The Company acquired ICTI effective August 1, 1999 (Note 3). The reduction in revenues is due primarily to a license fee recorded in the quarter ended September 30, 1999 and a reduction of royalties in the current third quarter.

Communications expenses were $709,963 or 40.4% of communications revenues for the quarter ended September 30, 2000, an increase of $102,855 or 16.9%, compared to $607,108 which represented 36.9% of communications revenue in the comparable quarter of the prior year. Gross margin for communications decreased 3.5% to 59.6% in the quarter ended September 30, 2000 from 63.1% in the same period of the prior year. This decrease is primarily due to a decline in the sale of Boatracs systems due to customer mix. In addition, data transmission and messaging margins decreased due to certain volume discounts. The overall gross margin decline was partially offset by an increase in the margin of software sales.

Video compression expenses were $231,847 or 23.7% of video compression revenues for the quarter ended September 30, 2000, a decrease of $26,537 or 10.3% compared to $258,384 or 34.8% of video compression revenues in the same period of the prior year. The increase in gross margin of 11.1% from 65.2% in the third quarter of the prior comparable quarter, is primarily due to changes in the mix of products sold.

Satellite transmission technology expenses were $662,154 or 67.8% of satellite transmission technology revenues for the quarter ended September 30, 2000 compared to $150,171 or 13.2% of satellite transmission technology revenues in the prior third quarter. ICTI was acquired by the Company effective August 1, 1999 and therefore only two months of revenues and costs are included in the quarter ending September 30, 1999. In the quarter ended September 30, 1999, 30% of the satellite transmission technology revenues came from royalties and license fees which have a 100% margin, compared to 3% of satellite transmission technology revenues in the quarter ending September 30, 2000.

Selling, general and administrative expenses were $2,528,955 or 68.1% of total revenues for the quarter ended September 30, 2000, an increase of $422,577 or 20.1%, compared to $2,106,378 or 59.7% of total revenues in the prior corresponding quarter. Excluding ICTI which was acquired effective August 1, 1999 selling, general and administrative expenses were $2,044,195 for the quarter ended September 30, 2000 compared to $1,756,014 for the quarter ended September 30, 1999 an increase of $288,181 or 16.4%. Overall, accounting, commissions, insurance, consulting, office expenses and office rent increased offset by a decrease in salary expense. In addition, marketing expenses increased significantly due to the introduction of new products. Amortization expense increased by $49,306 to $621,130 for the quarter ended September 30, 2000 compared to $571,824 in the prior comparable period due to a full quarter of goodwill amortization expense connected with the ICTI acquisition (Note 3) compared to two months of goodwill amortization expense in the prior year.

Research and development expenses were $340,132 or 9.2% of total revenues for the quarter ended September 30, 2000, an increase of $34,148 or 11.2% compared to research and development expenses of $305,984 or 8.7% of total revenues in the prior comparable quarter.

Interest expense of $204,279 for the third quarter of 2000 and $182,689 for the third quarter of 1999 primarily represents interest on notes payable issued in connection with the acquisitions of Enerdyne and ICTI and interest on a line of credit to a bank.

The income tax benefit of $213,482 for the quarter ended September 30, 2000 primarily represents the amortization of a temporary tax difference on the life of a patent.

For the nine months ended September 30, 2000 and 1999

Total revenues for the nine months ended September 30, 2000 were $10,785,883, an increase of $1,713,210 or 18.9% compared to total revenues of $9,072,673 for the nine months ended September 30, 1999.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging were $4,892,693 for the nine months ended September 30, 2000, or 45.4% of total revenues, an increase of $42,422 or 1.0% compared to $4,850,271 or 53.5% of total revenues for the nine months ended September 30, 1999. The increase in communications revenues compared to the same period of the prior year is due primarily to an increase in data transmission and messaging in the amount of $166,095 or 5% offset by a reduction in sales of Boatracs systems in the amount of $100,589, or 20%, and a reduction in software revenues in the amount of $33,061, or 4%.

Video compression revenues were $2,705,545 or 25.1% of total revenues for the nine months ended September 30, 2000, a decrease of $379,379, or 12.3%, compared to $3,084,924 or 34.0% of total revenues in the prior comparable period. The decrease in video compression revenues is primarily due to a particular large sale in the first quarter 1999, partially offset by an increase in revenue for the second quarter 2000 attributable to the shipment of a new product line.

Revenues from satellite transmission technology were $3,187,645 or 29.6% of total revenues for the nine months ended September 30, 2000, compared to $1,137,478 for the nine months ended September 30, 1999. The Company acquired ICTI effective August 1, 1999 and therefore only two months of revenues were recorded in 1999.

Communications expenses were $2,036,360 or 41.6% of communications revenues for the nine months ended September 30, 2000, an increase of $16,966 or 1.0%, compared to $2,019,394 which represented 41.6% of communications revenue in the comparable period of the prior year. The dollar increase is consistent with the increase in communications revenue in the same period. Communications expense includes data transmission and messaging expenses of $1,212,094 for the nine months ended September 30, 2000 and $1,138,462 for the nine months ended September 30, 1999. Overall gross margin for communications remained constant at 58% in the nine months ended September 30, 2000 and 1999, respectively.

Video compression expenses were $648,932 or 24.0% of video compression revenues for the nine months ended September 30, 2000, a decrease of $364,938 or 36.0% compared to $1,013,870 or 32.9% of video compression revenues in the same period of the prior year. The decrease in expenses reflects the decrease in video compression sales. The increase in margin of 8.9% reflects changes in the mix of products sold.

Satellite transmission technology expenses were $2,097,831 or 65.8% of satellite transmission technology revenues for the nine months ended September 30, 2000. ICTI was acquired by the Company effective August 1, 1999 and therefore only two months of expenses are shown for the nine months ended September 30, 1999. The decrease in margins of 52.4% is primarily due to the decrease in royalty and license fee income, which have no associated costs. Royalty and license fee revenues represented 30% of satellite transmission technology revenues for the nine months ended September 30, 1999 and only 4.3% for the nine months ended September 30, 2000.

Selling, general and administrative expenses were $8,087,907 or 75.0% of total revenues for the nine months ended September 30, 2000, an increase of $3,026,604 or 59.8%, compared to $5,061,303 or 55.8% of total revenues in the prior corresponding period. ICTI was acquired effective August 1, 1999 and therefore only two months of selling, general and administrative expenses are included for the period ended September 30, 1999. Excluding ICTI, selling, general and administrative expenses increased $1,710,068 or 37.1%. Overall, accounting, commissions, insurance, legal, consulting, rent and salary expenses increased, offset by a minor decrease in shareholder relation expenses. Salary expenses for the nine months ended September 30, 2000 included certain nonrecurring severance costs. In addition, marketing expenses increased significantly due to the introduction of new products. Amortization expense increased by $343,679 to $1,863,391 for the nine months ended September 30, 2000 compared to $1,519,712 in the prior comparable period due to the acquisition of ICTI. Depreciation expense increased by $28,715 to $268,050 for the nine months ended September 30, 2000.

Research and development expenses were $853,299 or 7.9% of total revenues for the nine months ended September 30, 2000, an increase of $145,987 or 20.6% compared to research and development expenses of $707,312 or 7.8% of total revenues in the comparable period of the prior year.

Interest expense in the amount of $723,724 for the nine months ended September 30, 2000 and $590,578 for the nine months ended September 30, 1999 primarily represents interest on notes payable issued in connection with the acquisitions of Enerdyne and ICTI, interest paid on a line of credit and warrants issued to a bank in the first quarter of 2000.

The income tax benefit of $895,171 for the nine months ended September 30, 2000 and $32,568 for the same period in the prior year primarily represents the amortization of a temporary tax difference on the life of a patent.

Liquidity and Capital Resources

The Company's cash balance at September 30, 2000 was $118,094, a decrease of $739,540 compared to the December 31, 1999 cash balance of $857,634. At
September 30, 2000, working capital was negative $2,761,978, a decrease of $3,231,736 from the working capital of $469,758 at December 31, 1999 due primarily to the reclassification of a portion of long term debt to current in the amount of $4,462,500 (Note 4). Cash of $1,419,918 was used in operating activities, cash of $138,849 was used in investing activities and cash of $819,227 was provided by financing activities in the first nine months of 2000.

During the second quarter, the Company issued 211,535 unregistered common shares to private investors at fair market value of $1.95 per share. The Company also entered into Series B Preferred Stock purchase agreements to issue 76.25 unregistered shares at $10,000 per share for total combined proceeds of $1,175,000. The Preferred Stock shall be entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 10% yearly. Concurrently, the 300 shares of Series A Preferred Stock that was issued in June 1999 were converted into Series B Preferred Stock.

On February 28, 2000 the Company signed a Change in Terms Agreement with a bank increasing the line of credit to $1,750,000 at an interest rate equal to the lender's prime rate, which was 9-1/2% on September 30, 2000, and extending the expiration date to December 29, 2001. At September 30, 2000, $1,700,000 was drawn on the line of credit. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company received a waiver of certain of the covenants for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000. The Company is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers.

Accounts receivable, net of an allowance for uncollectible accounts, decreased by $1,132,254 to $3,313,516 at September 30, 2000 from $4,445,770 at December
31, 1999. Property, net of accumulated depreciation, was $585,003 at September 30, 2000, a decrease of $120,079 from December 31, 1999, due primarily to depreciation expense. Goodwill, net of accumulated amortization, decreased by $1,019,642 to $15,003,838 due to amortization expense in the first nine months of 2000. Patent, net of accumulated amortization, decreased by $843,750 to $15,490,385 from December 31, 1999, due to amortization expense in the first nine months of 2000.

Accounts payable was $1,131,256 at September 30, 2000, a decrease of $700,729 compared to $1,831,985 at December 31, 1999, and accrued expenses decreased by $551,968 at September 30, 2000 to $1,039,286 from $1,591,254 due primarily to a reduction in revenues and associated expenses. Total notes payable (short term plus long term) in the amount of $8,920,635 at September 30, 2000, compared to $9,444,776 at December 31, 1999, relate to a line of credit and promissory notes with a bank and notes owing to the previous owners of Enerdyne and ICTI. The balance of the total notes payable decreased by $524,141 at September 30, 2000 compared to December 31, 1999 due to payments on the notes in the amount of $1,474,141, offset by a net increase of $950,000 on the line of credit (Note 4).

The Company anticipates making capital expenditures of less than $300,000 during 2000, excluding assets which may be acquired in acquisitions. To date, the Company has financed its working capital needs through private loans, the issuance of common and preferred stock and cash generated from operations. Any expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. When additional funds are raised by issuing equity securities, dilution to the existing shareholders result. If adequate funds are not available in the future, the Company's business would be adversely affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal proceedings to which it is a party.

ITEM 2. CHANGES IN SECURITIES

In September 2000, the Company issued 10,085 shares of common stock to a Company employee under the terms of an Employment Agreement effective November 1997 and in reliance on Section 4 (2) of the Securities Act of 1933. The shares were valued at an average price of $2.97 each.

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



                             ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant


November 14,  2000           /s/ MICHAEL L. SILVERMAN
Date                             MICHAEL SILVERMAN
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER
                                 CHAIRMAN OF THE BOARD



November 14, 2000            /s/ DEAN B. KERNUS
Date                             CHIEF FINANCIAL OFFICER