Form 10KSB
period 2000-12-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2001-04-13
CIK 700941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000


                                       OR

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

 For the transition period from ________________to______________________


Commission file number 0-11038


             ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             (Name of small business issuer in its charter)
 California
                                                            33-0644381
(State or other jurisdiction of                         (IRS Employee
incorporation or organization)                        Identification No.)

10675 Sorrento Valley Rd., Suite 200, San Diego, CA             92121
   (Address of principal executive offices)                 (Zip Code

   Registrant's telephone number, including area code: (858) 450-7600


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

State issuer's revenues for its most recent fiscal year:   $15,797,843

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2001, was $4,857,303. *

The number of shares outstanding of Registrant's common stock was 21,090,922 as of March 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the Annual Shareholders meetings to be held on May 16, 2001 has been incorporated by reference.

 .Transitional Small Business Disclosure Format (Check one):     Yes |X|No


   *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 26, 2001. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                     PART I

   ITEM 1.  DESCRIPTION OF BUSINESS

   Introduction

   Advanced  Remote  Communication  Solutions,  Inc.  ("ARCOMS")  (formerly
   Boatracs,  Inc.)  and  its  wholly  owned subsidiaries,   Enerdyne
   Technologies,  Inc.  ("Enerdyne"),   OceanTrac,  Inc.,  ARCOMS  Europe  B.V.,
   Innovative Communications Technologies, Inc. ("ICTI"), and its divisions Boatracs and Boatracs Gulfport ("Gulfport")(collectively called the "Company"), are engaged in communications, satellite transmission technology, and provide video compression products to government and commercial markets.

   The Company has three business segments:

   1.    Boatracs,
   2. Enerdyne Technologies, Inc. ("Enerdyne"), a wholly owned subsidiary, and
   3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

   Boatracs

   Boatracs' objectives include providing reliable and cost effective data communications systems for commercial marine applications. To achieve this objective. Boatracs currently offers several satellite-based communications and tracking systems (the "Boatracs System") and integrated software solutions. In addition, Boatracs or its wholly owned subsidiaries, ARCOMS Europe B.V. and OceanTrac, Ltd., offer similar services in Europe and Canada, respectively.

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

   Enerdyne

   On July 7, 1998, the Company acquired Enerdyne, which was a privately held company located in El Cajon, California. Enerdyne develops, builds and sells digital video compression equipment for the aerospace, military, intelligent transportation, government and commercial markets.

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

   The advantage of digital data with video is that it is easily multiplexed and can be encrypted and transmitted over many digital mediums. The transmission quality is not affected by the number of repeaters. Compression of the digital video allows lower bandwidth utilization and therefore, can reduce costs.

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

   ICTI has proprietary technology in Secure Interworking Function, ("SIWF") that enables secure voice and data communications equipment to operate via leading-edge compressed communications channels in fixed and mobile communications environments. ICTI is the industry leader in providing secure transport technology to the Inmarsat community. Inmarsat is an international consortium providing maritime voice, facsimile and data services worldwide using capacity on a combination of owned and leased satellites. ICTI is currently developing an Inmarsat Capacity Expander, ("ICE") whose technology will provide new services for the Inmarsat market, such as streaming video content and high speed internet access to remote and mobile ships, aircraft, offshore production rigs and temporary office sites. The ICE applications could include multiple simultaneous voice and fax calls, wide area network connectivity and higher speed date connections.

   ICTI also has proprietary technology in Network Management Systems and Bandwidth Efficient Satellite Transport ("BEST"). BEST technology facilitates the efficient use of bulk satellite communications capacity in a manner that dramatically reduces recurring operating costs while increasing throughput and functionality to users for voice, data, video and Internet applications.

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

   On January 12, 1995, the Company (formerly First National Corporation) merged Boatracs, Inc. ("Old Boatracs"), a California corporation formed in 1990 to be a distributor in the United States marine market of the OmniTRACS satellite-based communications and tracking system manufactured by QUALCOMM Incorporated (the "Merger"). The Merger was approved by the Bankruptcy Court. First National Corporation had no significant assets at the effective date of the Merger.

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

   The Boatracs Systems

   The Boatracs System was adapted and enhanced by the Company for marine application predicated on the OmniTRACS System developed by QUALCOMM Incorporated ("QUALCOMM"). The Boatracs System provides confidential two-way data communications between a vessel or vessels at sea and a base station on land through the use of a mobile communications terminal ("MCT"), a satellite communications system and data delivery systems. The Boatracs System also allows for hourly position reporting and monitoring. The Boatracs System is effective while a vessel is within the satellite's "footprint," which extends approximately 200 to 400 miles offshore in most areas of the continental United States, Canada and parts of Europe or world-wide if using other satellite providers. The Boatracs System is an interactive communications network linking a vessel to shore and from shore-based personnel to vessels and from boat to boat in most cases. Messaging and positioning information are forwarded from the vessel, via Ku-band satellite, to the QUALCOMM Network Management Facility ("NMF") in San Diego, California, or similar facilities in Europe, and then onto base stations at the customers' offices or to the Company's 24-hour network operations center ("NOC") also in San Diego. Messages that go to the Company can be relayed by fax or e-mail, or by an operator via phone or fax. The Boatracs System is capable of sending or receiving digital (text) messages or files to or from a vessel. In San Diego, the NOC is linked via a dedicated telephone line for data transfers via modem directly to QUALCOMM's NMF in San Diego, where message transmissions to and from the vessels are formatted and processed. The NOC has a dedicated line to a local internet service provider for internal Internet use as well as value-added messaging services for vessels and other satellite providers.

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

   Many of the Company's customers also use marine application software programs developed by the Gulfport division. Such application software enables onboard users to enter business information into forms that are saved to a local database and then transmitted to the shore station as files.

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

   Based upon reports from customers, the Company believes that its marine industry customers typically experience increased worker productivity, asset utilization and dispatching efficiency while saving communications costs. Many customers enter into multiple-year contracts with the Company, establishing a fixed rate to be paid for messaging services used by the customer during the contract term.

   Gulfport Division

   Effective November 1, 1997, the Company purchased certain assets and assumed certain liabilities of Gulfport for cash and common stock. Gulfport is a developer of external application software services to the marine industry for use in connection with the Boatracs System and other communication systems. The external application software can enhance the customer's use of operational data sent through the Boatracs System. Additionally, Gulfport's proximity to existing and future Company customers in the work boat industry facilitates more timely customer service solutions to those customers.

   The Gulfport division provides custom developed software applications to offshore and some inland boat and barge companies. The Gulfport division's services include systems design, development, implementation, training and onboard installation. Relationships with key large customers often lead to serial consulting assignments whereby one project leads to another. Some customers outsource a significant amount of their information technology needs to the Boatracs Gulfport division. The ability of the Gulfport division to provide solutions for customers has enhanced the ability of the Company to sell MCTs to vessel operators.

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

   Enerdyne designs, develops and manufactures its products at its ISO certified facility in Santee, California. Products range from rack mounted industrial equipment to miniaturized and ruggedized environmentally protected units. The products are designed to contain interfaces with data channels, including wire, microwave and fiber optic. Enerdyne's customers include various United States and state government agencies including the Navy, Air Force, Army, NASA, Defense and state departments of transportation in various jurisdictions.

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

   ICTI has developed an Inmarsat Capacity Expander, ("ICE") whose technology provides new services for the Inmarsat market, such as streaming video content and high speed internet access to remote and mobile ships, aircraft, offshore production rigs and temporary office sites. The ICE applications include multiple simultaneous voice and fax calls, wide area network connectivity and higher speed date connections.

   Dependence upon Significant Customers

   A material source of the Company's revenues comes from two customers, British Telecom and Kirby Corporation, who represented approximately 10% and 9% of the Company's total revenues in 2000. In 1999, two significant customers each represented 10% respectively of revenues and in 1998, two significant customers represented 24% and 10% of revenues. The loss of these customers could have a material adverse effect on the Company.

   The major customers may change yearly as they are calculated on total revenues including sales of communications systems, video transmission products and other products. Purchases of communication systems and video transmission products by a customer may not occur yearly and there can be no assurance that such customers will make significant purchases of products in the future. No relationship exists between the Company and its significant customers except normal business relationships. In addition, the Gulfport division provides software solutions to communication customers of the Company.

   Agreements

   Agreements with QUALCOMM

   The Company has exclusive distribution rights for the OmniTRACS system in the United States for marine application within defined coastal waters of the United States in the Atlantic and Pacific Oceans under a License and Distribution Agreement dated June 13, 1990, as amended from time to time (the "Distribution Agreement") with QUALCOMM. The Distribution Agreement had an initial term of five years with three options to extend for five years each (provided that the Company is in full compliance with the terms of the Distribution Agreement) for a total of twenty years through 2010. The Company has exercised the first two options extending the Distribution Agreement through 2005. The Distribution Agreement calls for the negotiation in good faith of a new agreement upon the expiration of the last option.

   Under the Distribution Agreement, the Company has exclusive rights to provide
   messaging   services  to  end  users  of  the  OmniTRACS  system  for  marine application.

   Under the Distribution Agreement the Company is also required to purchase a certain number of units annually. The minimum purchase requirement for each calendar year is to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCT's for the year ending December 31, 1997 and increasing by 10% each year. The minimum purchase requirement was not met for the years ended December 31 2000 and 1999, but was met for the year ended December 1998. Because the Company did not purchase the required minimum number of MCT's in 2000 and 1999, the Company may be subject to a reduction of discounts in pricing. As of March 2001, the Company had not been advised by QUALCOMM that it will be subject to a decrease in pricing discounts and management believes that such reduction will not occur.

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

   Service Provider Agreement with Iceland Telecom

   In July 1998, ARCOMS Europe B.V. entered into a Service Provider Agreement with Iceland Telecom, an Icelandic company, which is the EUTELSAT signatory for Iceland. This agreement appoints ARCOMS Europe B.V. to be the service provider of EUTELSAT services for Iceland.

   Regulation

   Domestic Operations

   Boatracs' products are subject to various FCC regulations in the U.S. These regulations require that the Company's communications products meet certain radio frequency emission standards and not cause unallowable interference to other services. QUALCOMM filed an application with the FCC for a standard experimental license with a two-year term, which was granted effective August 18, 1995. In addition, QUALCOMM pursued a Petition for Rulemaking, which it filed with the FCC in 1992 to amend the Table of Frequency Allocations permitting non-experimental use of the frequencies utilized by the OmniTRACS system in the United States coastal waters. Effective January 3, 1997, this license was granted to QUALCOMM, which added marine capability to use with the OmniTRACS system for up to 100,000 MCTs for a term of 10 years. There can be no assurance that QUALCOMM's current license will continue to be renewed.

   Additional Products

   Enerdyne continues to develop new video compression and related products to complement the Company's product lines. The products are sold to Enerdyne's customers under proprietary names. These products, released during 2000, are:

   o Universal Communications Multiplexers, a more flexible multiplexer that can deliver data over circuit or packet based networks;
   o Video  Compression Encoder/Decoder  with  MPEG2  and  MPEG1;  and
     Linux Communications Server, which uses Linux as the embedded operating system.

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

   ICTI has developed an Inmarsat Capacity Expander, ("ICE") whose technology provides new services for the Inmarsat market, such as streaming video content and high speed internet access to remote and mobile ships, aircraft, offshore production rigs and temporary office sites. The ICE applications could include multiple simultaneous voice and fax calls, wide area network connectivity and higher speed date connections. The Company believes this technology is particularly applicable to the military, oil and gas, cruise, satellite news, and other markets that depend on broadband connectivity and global support.

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

   The Company is a provider of Inmarsat services. Boatracs customers using Inmarsat equipment can also benefit from Boatracs' VCom IP ("VCom") software product. VCom enables commercial maritime operators to make optimal use of their Inmarsat satellite phones by providing the ability to automatically transmit data as well as message and send vessel position information to the home office. Using Inmarsat, the Company is able to provide global coverage to customers. See "Risk Factors."

   Research and Development

   During  2000,  1999 and 1998  the  Company  spent  $626,610,  $1,133,943  and
   $243,271, respectively, on research and development of new products, services and software to complement the Boatracs System, Enerdyne and ICTI systems. Research and development includes labor and the materials used to develop new products, services and software, and excludes market research activities.

   Market Expansion

   The Company believes that there is a sizable market in the United States and abroad for its products and has developed strategies to expand into selected markets by providing innovative solutions to customer needs. There can be no assurance that any of the Company's market expansion efforts will be successful.

   Enerdyne's   products   specifically   address  four  sectors  of  the  video
   compression market: defense, ITS, surveillance and aerospace. Enerdyne plans to explore and develop new products for significant markets.

   The Company believes that there are increased opportunities for Enerdyne's products in the ITS market. The Company believes that the United States government has appropriated approximately $200 billion via the Transportation Equity Act commencing in 1998 over the next five years, a portion of which will be dedicated to ITS. There are also opportunities overseas for the Enerdyne technology. It is anticipated that market expansion will be in government, military and private industries working with transportation management systems. The potential end user will be a federal, state or local governmental agency responsible for traffic management in its jurisdiction. There can be no assurance that the Company's beliefs are accurate.

   There has been an upsurge in the use of satellite and wireless systems to deliver telephone, Internet, business and entertainment video, as well as personal and commercial data. This has spurred growth in information delivery that has reduced time and distance barriers, creating a global communications environment. The efficiency and flexibility of satellite and wireless solutions has been enhanced by the convergence of advanced digital compression technology and state-of-the-art transmission capabilities, coupled with high power satellites to permit the use of very small satellite earth stations. The wide area coverage of satellites combined with their inherent broadcast capability provides an important element to the world of today's multimedia communications. In addition to ubiquity of coverage, satellites are capable of broadcasting vast amounts of digital information including video programming and the Internet to a multitude of users. In areas where it is impossible or impractical to install a fixed, wired facility, such as developing countries and ocean bodies, satellite technology has been the medium of choice for providing multimedia services to a multitude of users.

   The Company believes that ICTI's products and services address the needs of international telecommunications common carriers and large private networks to offer unique products to their respective customers in mobile and broadband satellite communications environments. ICTI is expanding its relationship with its existing customer base. In addition, ICTI is actively establishing relationships with other common carriers and new service providers in Europe, the Pacific Rim, Middle East and South America. There can be no assurance that any of the Company's market expansion efforts will be successful.

   Sales and Distribution

   Boatracs

   Since its inception, the Company has employed an internal direct sales force and has engaged sales representatives to place the Company's products with marine electronics dealers, which sell to the end user. In addition, the Company is continually seeking relationships with third-party distributors, who can provide sales and service support for its products. The Company believes that such arrangements have the potential to result in sales in areas where it is not cost-effective to have a full-time salesperson. In the New England and Atlantic fishing markets the Company has agreements with 32 dealers.

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

   Competition

   Boatracs

   The mobile communications industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. The Company competes in its market on the basis of product quality, reliability, price, customer support and product features. Boatracs believes that it is currently competitive with respect to each of these factors. However, Boatracs' competitors are aggressively pricing their products and will likely continue to do so in the future. In addition, competitors are offering new value-added products and services similar to those developed or being developed by the Company or QUALCOMM. Emergence of new competitors, particularly those offering lower cost products, enhancements, additional features and Low-Earth Orbit ("LEO") satellite communications systems, may impact margins and intensify competition in new markets. Two LEO systems offer voice: IRIDIUM, which has been commercially available but has experienced significant economic setbacks, and GLOBALSTAR, a company also experiencing significant difficulties, but has begun limited commercial service. Due to their long-term unproven capabilities, the Company cannot predict how its competitors' products and services will compete directly against the Boatracs existing products and services. The Company is exploring ways to compete with and/or offer this new generation of products and services. However, the competition could have a material impact upon the Boatracs business.

   The following is an overview of certain products and services that compete with Boatracs' communications products and services:

   Alternative Satellite Service Providers. Several competing entities provide satellite-based mobile voice and data systems in marine markets. Inmarsat provides maritime voice, facsimile and data services worldwide using capacity on a combination of owned and leased satellites. American Mobile Satellite Corporation currently offers data communications and vessel tracking using L-band satellite, and a voice-based system. ARGOS provides one-way (ship to shore) communications and position reporting in many parts of the world. When ARGOS operates on the Japanese ADEOS2 satellite it will offer two-way communication. Inmarsat is approved to provide Global Marine Distress Safety System ("GMDSS") notices and communications. GMDSS requires shipping vessels of a certain nature and size that operates on international voyages to have a GMDSS approved communications system. The Boatracs System cannot become GMDSS approved because the Boatracs System's coverage is not global. The Company is at a disadvantage without such approval.

   H F Radio. At least one competitor, Globe Wireless, Inc., now operates a network of H F radio stations that allow for email capabilities and transfer of data files. Globe Wireless, Inc. states that its system operates
   "much like a digital cellular network except it is worldwide. "Globe Wireless, Inc. competes directly with the Company. It has also advertised the ability to deliver software system solutions for its customers. The Company is uncertain whether H F radio is as dependable as satellite communications.

   Cellular phone. Cellular phone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat and towing operators. The cellular range is limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited. Cellular phones are usually out of range ten miles from the coast; however, in the United States, Waterway Communications Systems, Inc. ("Watercomm") provides cellular radio phone service for vessels operating on inland waterways. Watercomm phones utilize radio towers placed along the major U.S. rivers to send and receive voice and data transmissions. Watercomm users incur a connection charge as well as a per-minute usage charge, based on where the vessel is operating. In Europe, GSM, the European cellular phone service, offers extensive coverage and plans to provide coverage to nearly all of Europe's population. GSM cellular phone service also provides a user the convenience of using a single phone in many different countries; however, there maybe significant roaming charges when roaming in a non-home country.

   Enerdyne

   Video Compression Products. Enerdyne competes with a number of companies in its current markets each of which, provides one or more products offered by the Company and some of which have access to greater financial resources. The following are significant competitors to Enerdyne's products and services:

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

   Iteris, Inc. - Iteris, Inc., a subsidiary of Odetics, Inc. is a supplier of communications equipment for the television broadcast, video security, telecommunications and ITS markets. Odetics' subsidiary, Odetics ITS, has developed the Vantage Video Detection System, which is a single camera product that provides cost effective video detection for a variety of temporary or permanent one-camera applications, and the Vantage Plus, which is a multicamera intersection control product with modular design utilizing from one to six cameras. Both systems offer accurate vehicle detection during all weather and lighting conditions using motion stabilization techniques for top performance even in high wind conditions. They also send surveillance quality video images to remote viewing locations over existing communication path enabling users to view live traffic operations.

   Fiber Options - Fiber Options develops, manufactures and markets fiber optic systems for transmitting video, audio and data used for surveillance, broadcast and professional video, industrial controls and transportation.

   Axis  Communications  - Axis  provides  video servers in both Motion JPEG and
   H.261 video compression algorithms. They are strong competitors in the security and intelligent transportation markets. They also market software packages to interface their products to a variety of cameras and ancillary devices.

   Pelco Products Inc. - Pelco is primarily a camera and camera controller manufacturer. The manufacture and private label video cameras and pan tilt-zoom devices for many other domestic and international companies. They now offer the PelcoNet, a very compact unit that allow viewing of real time video over LANs and WANS.

   Nortel Networks Corporation - Nortel JungleMUX can be configured with modules for transfer trip and current differential relay tele-protection, two and four wire voice, video, high and low speed data, DS-1, Ethernet and telemetry.

   Peek Traffic Inc. - Peek Traffic's VideoTrak(R) video vehicle tracking and detection systems, hold a large market share in the video detection market. VideoTrak(R) includes a patented and proprietary ability to transmit digital video over voice-grade telephone lines, VideoTrak(R) provides a means to accomplish both fully actuated vehicle detection for intersection control as well as traffic surveillance. Peek Traffic is a full service traffic integrator, and manufactures a complete line of traffic control equipment.

   ADPRO of Australia - ADPRO of Australia's Vision Systems division markets a range of video based products for the security and surveillance market.

   ICTI

   In its technology licensing business, ICTI has a limited number of competitors in each of the fields that it operates in. These competitors are generally small software development companies that do not possess the diversity of ICTI's work force. In its value-added systems integration business, ICTI attempts to limit its competition by focusing on projects in which its proprietary technology arms it with a competitive edge.

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

   ICTI relies on a combination of registered and unregistered copyrights, trade secrets, trademarks and proprietary information to enhance its competitive position. ICTI currently has patent applications pending in the United States and other countries with respect to several of its technologies.

   Employees

   At December 31, 2000, the Company and its subsidiaries had 95 employees.

   RISK FACTORS

   The Company wishes to caution readers that the following risk factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   The foundation of the Company's maritime communications business is the Distribution Agreement pursuant to which Boatracs has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM. QUALCOMM is the major supplier of the communications equipment sold by Boatracs and provides certain services that are essential to the Boatracs business. If QUALCOMM decides to discontinue its satellite communications business or the manufacture of such equipment, the Company might be unable to continue its core communications business. While Boatracs has an agreement with QUALCOMM for the products and services provided by it, QUALCOMM has the right to terminate this Agreement under certain circumstances. In addition, any manufacturing delay or difficulty in procuring components experienced by QUALCOMM resulting in a shortage of available OmniTRACS units could have a material adverse impact on Boatracs' business and financial results. Under the Distribution Agreement, QUALCOMM retains all ownership rights to the OmniTRACS software and all updates, upgrades, improvements or modifications thereto, whether made by QUALCOMM or Boatracs. Additionally, Boatracs is dependent upon QUALCOMM's OmniTRACS system, which currently operates on leased Ku-band satellite transponders in the areas where Boatracs is active. Boatracs has been informed that in the United States, QUALCOMM's satellite transponder lease and the position reporting satellite transponder lease run through the year 2001. QUALCOMM has informed the Company that it believes any additional required transponder capacity will be available on acceptable terms. However, there can be no assurance that the satellite transponders leased by QUALCOMM will continue to function or that future transponder capacity will be available on acceptable terms when needed. Any failure by QUALCOMM to maintain adequate satellite capacity would have a material adverse effect on the Company's business and financial results. Boatracs has a direct contract with EUTELSAT, the satellite segment operator in Europe through Iceland Telecom. In Canada, Boatracs relies on its service provider, CANCOM Mobile, which has relationships with Canadian satellite providers. In the United States, Boatracs relies on its service provider, QUALCOMM, which has relationships with satellite providers in the United States. The Company is not privy to the details of its service providers' contracts with satellite providers. There can be no assurance that the transponders used in Europe, Canada and the United States will continue to function or that future transponder capacity will be available on acceptable terms as needed. Any failure by the providers to maintain adequate satellite capacity would have a material adverse effect on Boatracs' business and financial results.

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

   According to reports filed with the Securities and Exchange Commission ("Commission"), QUALCOMM has been granted United States patents and has patent applications pending in the United States with respect to its OmniTRACS system, which is distributed by Boatracs for marine applications.
   QUALCOMM has also reported that it actively pursues patent protection in other countries of interest, which protection may or may not cover OmniTRACS products. There can be no assurance that the pending patent applications will be granted, that QUALCOMM's patents or copyrights will provide adequate protection, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the OmniTRACS System. From time to time, certain companies may assert exclusive patent, copyright and other intellectual property rights to technologies, which are important to the industry or to the products distributed by Boatracs. If QUALCOMM is unable to license protected technology used in its products, or if the OmniTRACS product were found to infringe on protected technology, QUALCOMM could be prohibited from marketing such products. In such circumstances Boatracs would be unable to continue its communication operations.

   Enerdyne holds a patent in the United States for its ADVS. Should Enerdyne's competitors develop or patent technologies that are substantially equivalent or superior to Enerdyne's patent, Enerdyne's position in the market could be compromised.

   The integration of Boatracs', Enerdyne's and ICTI's operations has required substantial capital funding and the dedication of management resources that temporarily detracts attention from the day-to-day operations of the combined company. The combination of the three companies will also require coordination of their research and development and sales and marketing efforts. The difficulties of combining the three companies may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining three different corporate cultures. The process of combining the three organizations may cause an interruption of, or a loss of momentum in the activities of any or all of the companies' businesses, which could have an adverse effect on the revenue and operating results of the combined company, at least in the near term. There can be no assurance that the combined entity will be able to continue to retain its key technical and management personnel or that the combined entity will realize any of the anticipated benefits of the merger. Failure to effectively accomplish the integration of the three companies' operations could have an adverse effect on the combined company's results of operations and financial condition.

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

   ICTI has patent applications pending in the United States and other countries related to selected technologies. There is no assurance that any of the pending patents will be granted. Similarly, should ICTI's competitors develop or patent technologies that are substantially equivalent or superior to ICTI's patents, ICTI's position in the market could be compromised.

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

   The sales cycles of Boatracs, Enerdyne and ICTI are not even throughout the year. There may be a considerable amount of time between the inception of and closing a sale. Enerdyne's customers include governmental departments and the sales cycle is often slow to complete. In addition, the sales staff may spend considerable time on sales leads that do not come to fruition.

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

   Pursuant to the Distribution Agreement, if the Company desires to sell its business, QUALCOMM has a right of first refusal to purchase the Company's business on the terms of the sale to the proposed transferee. QUALCOMM's right of first refusal could adversely affect the ability of the Company to sell its business to a third party purchaser.

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

   The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company believes that it will need additional financing to meet cash requirements for its operations, and the availability of such financing on terms acceptable to the Company is uncertain. Furthermore, if management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or certain of its business units, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

   Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely affected over the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   ITEM 2. DESCRIPTION OF PROPERTY

   The Company has various lease agreements for offices and manufacturing facilities. Certain of the Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company leases its corporate office space under a non-cancelable operating lease that expires in December 2002. Enerdyne leases a 20,300 square foot facility in El Cajon, California that expires in November 2015, and Gulfport leases a 2,500 square foot facility in Gulfport, Mississippi that expires in March 2002. ARCOMS Europe B.V. leases a facility in Leiden, the Netherlands that expires in December 2001. ICTI leases a 10,300 square foot facility in Gaithersburg, Maryland that expires in 2004. Total rent expense was $466,160, $348,640 and $217,157 for the years ended December 31, 2000, 1999 and 1998, respectively.

   ITEM 3.  LEGAL PROCEEDINGS

   The Company is not aware of any current or pending legal proceedings to which the Company is a party and which may have an adverse effect on the Company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ------------------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   -----------------------------------------------------------------------------

   The Company's common stock began trading in the over-the-counter market in March 1995 and is quoted on the OTC Bulletin Board under the symbol "BTRK." The following table sets fiscal 2000 and 1999 high and low bid quotations for the common stock as provided by the National Association of Securities Dealers, Inc.:

   Quarter Ended                      High Bid              Low Bid

   December 31, 2000 ...........        $   0.97          $   0.44
   September 30, 2000 ................. $   1.75          $   0.75
   June 30, 2000 ...................... $   2.81          $   1.13
   March 31, 2000 ..................... $   3.00          $   1.63

   December 31, 1999 .................. $   3.00          $   2.13
   September 30, 1999 ................. $   3.00          $   2.19
   June 30, 1999 .....................  $   2.97          $   1.88
   March 31, 1999 ..................... $   2.66          $   1.81


   On March 30, 2001, the closing price of the common stock, as reported on the OTC Bulletin Board, was $.50. As of March 30, 2001, the Company had approximately 330 holders of record of its common stock. The Company has not paid any dividends since the Merger and does not currently intend to declare any dividends. In addition, the Company's bank debt has restrictive covenants, which do not allow dividends to be paid.

   The quotations set forth above represent inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The existence of quotations for the common stock should not be deemed to imply that there is an established public trading market for the Company's common stock.

   In July 2000, the Company issued 10,085 shares of common stock to a Company employee under the terms of an Employment Agreement effective November 1997 and in reliance on Section 4 (2) of the Securities Act of 1933. The shares were valued at an average price of $2.97 each.

   During June 2000, the Company issued 211,535 shares of common stock at a price equal to the average quoted closing price of the stock during the five business days immediately proceeding the closing date of the transaction ($1.95 per share) in a private placement. The shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and applicable state securities laws. In addition the Company issued 376.25 shares of Series B Preferred Stock valued at $10,000 per share. Three hundred shares of the Series B issued were in exchange for 300 shares of Series A Preferred Stock previously issued in 1999. The holders of the preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 10% per annum. Each share of the preferred stock is convertible into common stock at a conversion price of $3.00 per common share and may be adjusted for certain recapitalization events. An aggregate of $1,175,000 was raised.

   In June 30, 2000, the Company issued 23,270 warrants to purchase common stock to a consultant. The warrants were issued at the quoted market price, have a life of three years and were issued in reliance on the exemption set forth in
   Section 4 (2) of the Securities Act of 1933.

   In March 2000, the Company issued a warrant to purchase 50,000 shares of common stock at $2.53 per share to a bank. The warrant has a life of 63 months and was issued in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933. Should the Company's relationship with the bank terminate, the life of the warrant would be reduced to 18 months from the date of such termination.

   In September and December 1999, the Company issued a total of 16,921 shares to a Company employee under the terms of an employment agreement effective November 1997 and were issued in reliance on the exemption set forth in
   Section 4 (2) of the Securities Act of 1933 (the "Act"). The shares were issued at $3.34 per share (9,568 shares) and $2.04 per share (7,353 shares).

   On September 28, 1999 the Company issued 1,665,000 shares of the Company's common stock to former shareholders of ICTI valued at $2.125 per share, which represented a 15% discount from the market price due to trading restrictions on the stock. The shares were issued pursuant to the terms of an Agreement and Plan of Reorganization in reliance on the exemption set forth in Section 4 (2) of the Act.

   In April 1999, the Company entered into an asset purchase agreement with two individuals to purchase a communications components business. The Company paid $50,000 in cash and issued 75,000 restricted common shares in reliance on the exemption set forth in Section 4 (2) of the Act, valued at $2.03 per share. Goodwill of approximately $200,000 was recorded as a result of the transaction.

   In May 1999, the Company issued 60,000 restricted common shares, in reliance on the exemption set forth in Section 4 (2) of the Act to QUALCOMM as full payment on $153,600 of certain accounts payable. The shares were issued at quoted market price of $2.56 per share.

   In June 1999, the Company entered into a Series A Preferred Stock Purchase Agreement with a private company. Pursuant to this agreement, the Company issued 300 restricted shares of convertible preferred Series A stock ("Preferred Stock") under Rule 506 of the Securities Act for an aggregate purchase price of $3,000,000. The holder of the preferred stock is entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 9% per annum. Each share of the preferred stock valued at $10,000, is convertible into common stock at a conversion price of $4.00 per common share and may be adjusted for certain recapitalization events. The agreement was converted into Series B Preferred Stock in 2000.

   In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at $4.44 per share, to a charitable trust in connection with the purchase of a promissory note from a director and officer of the Company. The securities were issued in reliance on the exemption set forth in Section 4
   (2) of the Act. The warrants were not exercised and expired during 2000.

   Effective July 1998, the Company issued 5,000 shares of common stock valued at $4.75 per share in connection with the acquisition of OceanTrac, Inc. The securities were issued in reliance on the exemption set forth in Section 4
   (2) of the Act.

   In July 1998, the Company acquired Enerdyne for $22.6 million in a combination of cash, common stock and notes. A total of 3,000,000 common shares were issued, 2,930,700 of which were issued to the former shareholders of Enerdyne and the remainder to the financial advisors. In addition the former owners received a total of 488,450 warrants to purchase common stock at a price of $2.00 per share and stock options to purchase a total of 1,327,000 shares of common stock at $2.65 per share. The securities were issued in reliance on the exemption set forth in Section 4 (2) of the Act.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   -----------------------------------------------------------------------

   Overview

   The Company has three business segments:
         1.  Boatracs,
         2. Enerdyne Technologies, Inc. ("Enerdyne"), a wholly owned subsidiary, and
         3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

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

   Enerdyne

   On July 7, 1998, the Company acquired Enerdyne by means of a merger with a wholly owned subsidiary of the Company. Enerdyne is a provider of versatile, high performance digital video compression products to government and commercial markets. Enerdyne, formed in 1984, is located in El Cajon, California. The acquisition price of $22.6 million was paid for by a combination of cash, common stock and notes payable. A patent in the amount of $18 million and goodwill in the amount of $10.5 million were recorded and are being amortized over sixteen years under the straight line method. The two shareholders of Enerdyne signed employment contracts with the Company for one and two years, respectively, and one shareholder was elected to the Company's board of directors in September 1998.

   The First Amendment to the Agreement and Plan of Reorganization (the "Amendment") in connection with the Enerdyne Acquisition was executed effective July 7, 1998. The Amendment increased the number of compensatory option shares and exercise price subject to a specific paydown on the acquisition notes payable to the selling shareholders. On December 29, 1998 bank financing was obtained. As a result, the compensatory option shares were revised to 663,500 at an exercise price of $2.65 per share in accordance with the calculations and provisions in the Amendment.

   During 2000, management determined that the goodwill acquired with Enerdyne was impaired (see Note 4 of Notes to Consolidated Financial Statements).

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

   The acquisitions of Gulfport, Enerdyne and ICTI represent the Company's continuing efforts to diversify its operations. The Company intends to continue to evaluate other acquisition opportunities.

   Revenue Recognition

   In December  1999,  the  Securities  and  Exchange  Commission  issued  Staff
   Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

   The Company recorded sales of communication equipment of $2,563,981 in 1998, $880,537 in 1999 and $716,062 in 2000. The Company initially recognized those sales at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, was $333,275 or $0.01 per share. In addition, the effect on 2000 of changing its method of revenue recognition was to increase revenue by approximately $601,000 and increase cost of goods sold by approximately $409,000, net of tax.

   Revenue from data transmission and messaging is recognized at the time the transmission is made by the customer. Revenues from the sale of video compression units which do not entail significant customization or customer modification is recognized when the contract has been completed, price has been determined, delivery has occurred and collectibility is reasonably assured. Revenues that relate to satellite transmission technology software arises from satellite software arrangements. Revenue that relate to software arrangements that require significant product modification or customization of software are recorded using the percentage of completion method as costs are incurred. Revenues from software arrangements that do not require significant modification or customization of software are recorded when delivery has occurred. Enerdyne's products are generally subject to a 12-month warranty. The Company does not accrue for estimated future claims, based upon historical experience.

   Results of Operations

   The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:

                                              Year Ended December 31,
                                      --------------------------------------

                                       2000          1999          1998
                                        %            %              %
   Revenues:
   Communications                      46.9          48.2          77.8
   Video compression                   23.1          28.4          22.2
   Satellite transmission
   technology                          30.0          23.4
                                     ----------    ---------     --------
              Total                   100.0         100.0         100.0
   Operating expenses:
   Communications                      20.0          19.4          42.8
   Video compression                    5.6           8.3           7.2
   Satellite transmission
   technology                          18.9          11.8
                                     ----------    ---------     --------
   Gross Margin                        55.5          60.5          50.0
   Selling, general and
   administrative                      67.7          53.7          44.3
   Research and development             4.0           7.9           2.4
   Asset impairment                    38.0
                                     ----------    ---------     --------
   (Loss) income from operations      (54.2)         (1.1)          3.3
   Interest (expense)- net             (5.9)         (4.9)         (3.6)
                                     ----------    ---------     --------
   (Loss) before cumulative effect
   of a change in accounting
   principle and income taxes         (60.1)         (6.0)          (.3)
   Income tax benefit (provision)       4.5          ( .5)          4.1
   Cumulative effect on prior
   year of changing
    method of revenue recognition      (2.1)
                                     ----------    ---------     ---------
         Net (loss) income            (57.7)         (6.5)          3.8
                                     ----------    ---------     ---------

Years ended December 31, 2000 and 1999

    Total   revenues  for  the  twelve  months  ended  December  31,  2000  were
    $15,797,843 an increase of $1,502,389 or 11% as compared to total revenues of $14,295,454 for the prior year ended December 31, 1999.

    Communications revenue, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging were $7,409,575 or 47% of total revenues, an increase of $520,404 or 8% compared to $6,889,171 or 48% of total revenues for the year ended December 31, 1999. Communications revenues were increased by $601,104 as a result of adopting SAB No. 101 in the fourth quarter of 2000. Without the adjustment, communications revenues were $6,808,471, a decrease of $80,700 compared to the prior year due primarily to changes in sales mix and volume discounts, offset by an increase in data transmission and messaging revenues of $226,049 or 5% compared to the prior year. Software revenues remained constant with the prior year while other revenue, consisting mainly of repairs, decreased by $144,159 or 62%. The increase in data transmission and messaging revenues reflects an overall increase in services provided by Boatracs as a result of growth in the number of systems installed on vessels.

    Video compression revenues for the year ended December 31, 2000, which are revenues from Enerdyne, were $3,648,978 or 23% of total revenues, a decrease of $407,696 or 10% compared to $4,056,674 or 28% of total revenues in the prior year. The decrease in revenues is primarily due to a reduction in sales to the military market and the delay in the introduction of new versions of software for new products.

    Revenues from satellite transmission technology were $4,739,290 or 30% of total revenues for the year ended December 31, 2000 compared to $3,349,609 or 23% of total revenues for the five months ending December 31, 1999. Satellite transmission technology revenues are generated from ICTI, acquired by the Company effective August 1, 1999. The increase in revenues is due primarily to the comparison of twelve months of revenue for the year ended December 31, 2000 compared to five months of revenue for the year ended December 31, 1999.

    Communications expense was $3,161,151 or 43% of communications revenue for the year ended December 31, 2000, an increase of $391,160 or 14% compared to $2,769,991 or 40% of communications revenue in the prior year. Communications expense was increased by $261,852 as a result of adopting SAB No. 101 in the fourth quarter of 2000. Overall gross margin for communications decreased 3% to 57% for the year ended December 31, 2000 from 60% for the same period of the prior year. The gross margin on communications included the margin on the sale of MCT's, which increased 5% to 45% primarily due to the SAB No. 101 adjustment. Excluding this adjustment, the margin on the sales of MCT's decreased 5% to 35% due to sales mix and volume discounts. Also included in the gross margin is data transmission and messaging expense which decreased 2% to 65% compared to the prior year due to volume discounts given to large customers. The margin on software remained constant at 37%.

    Video compression expenses were $890,854 or 24% of video compression revenues for the year ended December 31, 2000, a decrease of $293,670 or 25%, compared to $1,184,524 or 29% of video compression revenues for the prior year. The dollar decrease is consistent with the dollar decrease in revenues. The increase in gross margin to 76% from 71% primarily relates to a change in product mix from military to commercial products.

    Satellite transmission technology expenses were $2,986,290 or 63% of satellite transmission technology revenues for the year ended December 31, 2000, an increase of $1,305,061 or 78%, compared to $1,681,229 or 50% of satellite transmission technology revenues in the prior year. The decrease in gross margin of 13% is due primarily to systems integration contracts entered into during 2000 with lower margins. The increase in expenses is primarily due to twelve months of expenses included in the year ended December 31, 2000 compared to five months of expenses in the year ended December 31, 1999.

    Selling, general and administrative expenses for the year ended December 31, 2000 were $10,692,163 or 68% of total revenues, an increase of $3,018,670 or 39% compared to $7,673,493 or 54% of total revenues in the prior year. The increased dollar amount is partially attributable to the acquisition of ICTI effective August 1, 1999 resulting in twelve months of ICTI expenses included in the year ended December 31, 2000 and five months of ICTI expenses included in the year ended December 31, 1999. Excluding ICTI, selling, general and administrative expenses for the year ended December 31, 2000 were $8,595,053 compared to $6,696,784 for the year ended December 31, 1999, an increase of $1,898,269 or 28%. The remaining increase in selling, general and administrative expenses was due to increases in general operating expenses. Salary expense, which includes certain nonrecurring severance costs, increased $874,513 or 34% to $3,413,305 primarily due to additional ICTI personnel and general salary increases. Marketing expense increased by $328,558 or 182% due primarily to the addition of marketing personnel and expansion of the marketing function. Office expenses increased by $136,589 or 26% primarily due to a full year of ICTI expenses, increased bank fees, utilities, recruiting, postage, certain employee benefits and maintenance expenses. Insurance expense increased by $215,834 or 74% due to the ICTI acquisition and increased workers compensation expense. Other general expenses with increases were rent, accounting fees, commissions, consulting and telephone. In addition, amortization expense for the year ended December 31, 2000 increased by $342,800 or 16% to $2,484,522 due to a full year amortization of goodwill on the acquisition of ICTI.

    Research and development expenses were $626,610 for the year ended December 31, 2000, a decrease of $507,333 compared to the prior year expenses of $1,133,943. Expenses were incurred at Enerdyne, ICTI and Boatracs in research and development of new and potential products. Research and development expenses include labor and materials.

    Asset impairment expense in the amount of $6,000,000 relates to the write-off of a portion of goodwill at Enerdyne, originally recorded in 1998. Based on Enerdyne's historical and prospective operating cash flows, the Company evaluated the recoverability of goodwill associated with the acquisition of Enerdyne in accordance with its accounting policy. Under the Company's accounting policy, it evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets or intangibles may not be recoverable. In determining the amount of the impairment, the Company compared the goodwill's net book value to its estimated fair value. Based on the above, the Company recorded an impairment charge to goodwill of $6,000,000 in 2000, reducing goodwill related to the Enerdyne acquisition to $4,902,547 as of December 31, 2000. The effect of this charge will reduce future goodwill amortization by approximately $375,000 per year.

    Interest expense, net of interest income, increased $223,800 or 31% to $935,784 from $711,984 in the prior year primarily due to higher interest rates and an increase in the Company's line of credit.

    The  cumulative   effect  of  changing  the  Company's   method  of  revenue
    recognition to comply with SAB No. 101 was a charge to operations of $333,275 for fiscal 2000.

    Income tax benefit in the amount of $716,859 for the year ended December 31, 2000 represents an increase of $783,437 from an income tax provision of $66,578 in the prior year.

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

   Video compression revenues, which are revenues from Enerdyne, were $4,056,674 or 28% of total revenues, an increase of $1,797,862 or 80% compared to $2,258,812 or 22% of total revenues in the prior year. The Company acquired Enerdyne in July 1998 and 1998 revenues only include six months compared to 12 months for 1999.

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

   Interest expense, net of interest income, increased $346,072 or 94% to $711,984 from $365,912 in the prior year primarily due to a full year's interest expense on notes recorded as part of the Enerdyne acquisition in July 1998 compared to six months interest expense in the prior year.

   Income tax provision in the amount of $66,578 for the year ended December 31, 1999 represents an increase of $488,788 from an income tax benefit of $422,210 in the prior year.

   Earnings before interest, taxes, depreciation and amortization for the year ended December 31, 1999 were $2,322,860, an increase of 53% compared to $1,518,334 in the prior year.

   Liquidity and Capital Resources

   The Company's cash balance at December 31, 2000 was $2,089 a decrease of $805,193 or 100% over the December 31, 1999 cash balance of $807,282. At December 31, 2000 working capital was negative $2,414,363, a decrease of $2,884,121 from working capital of $469,758 at December 31, 1999. Cash of $818,558 was used in operating activities, cash of $577,446 was used in investing activities and cash of $590,811 was provided by financing activities during 2000.

   The Company's liquidity was affected by $1.2 million received from the issuance of convertible preferred Series B stock and common stock in June 2000 and also an increase in the line of credit from a bank in the amount of $1 million effective in the first quarter of 2000. Principal payments on notes payable in the amount of $1.7 million were made during 2000.

   Accounts receivable, net of an allowance for uncollectible accounts decreased by $1,182,443 to $3,263,327 at year-end from $4,445,770 at December 31, 1999 due primarily to the timing of revenues and collections. Inventory, net of an allowance for obsolete inventory, increased by $442,544 to $1,361,075 at December 31, 2000, primarily due to larger inventories at the Enerdyne subsidiary. Prepaid expenses and other assets increased by $403,181 to $1,361,075. Included in prepaid expenses and other assets are deferred income taxes of $766,117 at December 31, 2000. Property, net of accumulated depreciation, was $574,912 at December 31, 2000, a decrease of $130,170 over the prior year due primarily to depreciation expense in 2000. Capitalized software, resulting from costs in the development of software, was $345,654 for the year ending December 31, 2000. The Company did not have software development costs to capitalize in prior years. Goodwill, net of amortization, decreased by $7,359,522 in 2000. The decrease in goodwill included a $6,000,000 write-down as well as amortization. Patent decreased by $1,125,000 for the year ended December 31, 2000 due to amortization expense.

   Accounts payable were $1,563,886 at December 31, 2000 and accrued expenses were $1,386,610, a decrease of $268,099 and $204,644 respectively compared to the prior year. The decreases are due primarily to timing differences of account payable and smaller accrued year-end expenses. The 1999 balance included a large tax payable in the amount of $483,000 compared to $270,000 in 2000.

   The total of short and long-term notes payable were $8,687,219 as of December 31, 2000 compared to $9,444,776 in the prior year, a decrease of $757,557. Principal payments of $1,707,558 were made on notes payable during 2000. The Company's available line of credit increased by $1,000,000 to $1,750,000 in February 2000. The balance on the line of credit was $1,700,000 at December 31, 2000.

   On March 30, 2001, ICTI signed a contract (the "Contract") with a global service provider of telecommunications services including the Inmarsat satellite system (the "Customer"). Inmarsat is an international consortium providing telecommunications services worldwide using a combination of satellite constellations. Under the Contract, ICTI licensed certain of its proprietary technology that will enable the Customer to provide expanded services to the Inmarsat market. ICTI and the Customer will also pursue strategic commercial opportunities under the Contract, the initial term of which is 18 months. The Contract provides initial license fees to ICTI of $1,200,000, with an additional future license fee of $400,000 contingent on the in-orbit operation of a new Inmarsat satellite in late 2001 or early 2002. The initial term can be extended in 12-month annual terms with license fees for each such term of either $1,000,000 per year or $1,600,000 per year, depending on the extent of license option exercised by the Customer. The Contract also provides for sale of ICTI hardware and software products and services to the Customer and its clients as well as weekly recurring usage fees commensurate with the level of traffic carried through the Customer's gateway stations that are equipped with ICTI's technology.

   During the year 2000, the Company showed significant improvement in operating results over the last six months as compared to the first six months. This improvement should continue as the Company has significantly reduced operating costs and is confident in its ability to generate new business opportunities.

   The Company anticipates making capital expenditures in excess of $300,000 during 2001.

   The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company believes that it will need additional financing to meet cash requirements for its operations, and the availability of such financing on terms acceptable to the Company is uncertain. Furthermore, if management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or certain of its business units, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

   The Company is required to meet certain restrictive financial and operating covenants under the line of credit which require the Company to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of December 31, 2000, the Company was not in compliance with the minimum tangible net worth covenant, the cash flow to fixed charges ratio covenant (as defined in the Agreement), or the debt to cash flow ratio covenant (as defined in the Agreement). The Company received waivers of these covenant violations for each of the quarters in 2000. The Company anticipates being in violation of these covenants at March 31, 2001, but it is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers. Due to the uncertainties surrounding the Company's ability to maintain compliance with certain financial covenants, the long-term portion of notes payable to the bank has been classified as current.

   Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely effected over the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

   The Company's consolidated financial statements as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and the report of Deloitte & Touche LLP, independent accountants, are included in this report commencing on page F-1.

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ----------------------------------------------------------
   ACCOUNTING AND FINANCIAL DISCLOSURES
   ------------------------------------

   None.
                                    PART III

   The information called for by Part III, Items 9, 10, 11 and 12 is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to shareholders in April 2001.

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

     (1) Financial Statements: The following consolidated financial statements included in this report beginning on page F-1.
                                                                           Page
Independent Auditors' Report..............................................  F-1
     Consolidated Balance Sheets as of December 31, 2000 and 1999........   F-2
     Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998................................   F-3
     Statements of Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998.................................  F-4
     Statements of Consolidated Cash Flows for the years ended
          December 31, 2000, 1999 and 1998................................. F-5
     Notes to consolidated financial statements......................  F-6-F-20

(b)  REPORTS ON FORM 8-K.
              None

EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.

EXHIBIT INDEX

Exhibits      Description
2             Plan of Reorganization by Merger (1)
3.3           Amendment of the Bylaws, Article III, Section 2 (5)
3.4           Certificate of Amendment and Restatement of Articles of
              Incorporation  (15)
3.5           Certificate of Determination (16)
3.6           Certificate of Amendment to Advanced Remote Communication
              Solutions, Inc. (16)
4.1           Form of the Company's Common Stock Certificate (2)
10.1*         License and Distribution Agreement dated June 13, 1990,
              by and between QUALCOMM and the Company, as amended (3)
10.2*         License Agreement dated March 31, 1995, between the
              Company and QUALCOMM (2)
10.3          Employment Agreement--Michael Silverman (2)
10.13         Employment Agreement between Boatracs, Inc. and Charles Drobny,
              Jr. effective November 1, 1997 (6)
10.14         Agreement  and  Plan  of  Reorganization   dated  July  7,  1998
              by  and  between  Boatracs,   Inc.,  Enerdyne
              Technologies, Inc., Boatracs Acquisition, Inc., Scott T. Boden
              and Irene Shinsato. (7)
10.15         Employment Agreement dated July 7, 1998 between Scott T. Boden and
              Enerdyne Technologies, Inc. (7)
10.16         Option Agreement dated July 7, 1998 between Scott T. Boden and
              Boatracs, Inc. (7)
10.17         Employment Agreement dated July 7, 1998 between Irene Shinsato and
              Enerdyne   Technologies, Inc. (7)
10.18         Option Agreement dated July 7, 1998 between Irene Shinsato and
              Boatracs Inc. (7)
10.19         Financial Statements of Enerdyne Technologies, Inc. (8)
10.20         First  Amendment  to  Agreement  and Plan of  Reorganization
              between  Boatracs,  Inc.,  Boatracs  Acquisition,
              Inc.,  Enerdyne  Technologies,  Inc., Scott T. Boden,
              Irene Shinsato,  Jon Gilbert and Michael Silverman (9)
10.22         Loan Agreement effective December 29, 1998 between Boatracs, Inc.
              and Enerdyne Technologies, Inc.
             (Borrower) and First National Bank (Lender) (10)
10.23         Promissory Note in the amount of  $4,250,000 dated December 29,
              1998, between Boatracs, Inc.: ET. AL.
             (Borrower) and First National Bank (Lender) (10)
10.24         Promissory Note in the amount of  $750,000 dated December 29, 1998 between Boatracs, Inc.: ET. AL.
             (Borrower) and First National Bank (Lender) (10)
10.25         Commercial Pledge and Security Agreement between Boatracs, Inc.
              :ET. AL. (Borrower), Boatracs, Inc.
             (Grantor) and First National Bank (Lender) (10)
10.26         Commercial Security Agreement between Boatracs, Inc.: ET. AL.
             (Borrower), Enerdyne Technologies, Inc.
             (Grantor) and First National Bank (Lender) (10)
10.27         Commercial Security Agreement between Boatracs, Inc.: ET.AL.
             (Borrower), Boatracs, Inc. (Grantor) and
             First National Bank (Lender) (10)
10.28         Commercial Security Agreement between Boatracs, Inc.: ET. AL.
             (Borrower), Boatracs (Europe) B.V. and
             Oceantrac (Grantor) and First National Bank (Lender) (10)
10.29         Collateral Assignment, Patent Mortgage and Security Agreement as
             of December 29, 1998 between Enerdyne
             Technologies, Inc., a California corporation (Grantor) and First
             National Bank, a national banking
             association (Grantee) (10)
10.31        Agreement of Merger and Plan of Reorganization between Advanced
             Remote Communication Solutions, Inc. and
             Innovative Communications Technologies, Inc. and its shareholders dated effective August 1, 1999 (11)
10.32        Financial statements of Innovative Communications Technologies,
             Inc. (12)
10.33        Employment agreement with Mohammed G. Abutaleb dated September
             28, 1999 (14)
10.34        Change in Terms Agreement between the Company (Borrower) and
             First National Bank (Lender) (15)
10.35        ARCOMS amended 1996 Stock Option Plan (17)
21           Subsidiaries of the Registrant (18)
23.1         Independent Auditors' consent (18)

   ---------------------------

   (1) Incorporated by reference to the exhibit of the same number to the Company's Form 8-K dated January 12, 1995.
   (2) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC File No.
         33-91284, filed with the SEC on May 4, 1995.
   (3)   Incorporated by reference to the exhibit of the same number to the
         Company's   Amendment No. 3 to Form S-1,
         SEC File No. 33-91284, filed with the SEC on July 6, 1995.
    (4) Incorporated by reference to the exhibit of the same number to the Company's Form 10-K filed with the SEC March 1996.
    (5) Incorporated by reference to the Company's Form 10-QSB filed with the SEC in May 1996.
    (6) Incorporated by reference to the Company's Form 8-K/A filed with the SEC on March 31, 1998.
    (7) Incorporated by reference to the Company's Form 8-K filed with the SEC on July 21, 1998.
    (8) Incorporated by reference to the Company's Form 8-K/A, Amendment No. 1, filed with the SEC on August 14, 1998.
    (9) Incorporated by reference to the Company's Form 8-K/A, Amendment No. 2, filed with the SEC on November 18, 1998.
   (10) Incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 30, 1999
   (11) Incorporated by reference to the Company's Form 8-K filed with the SEC on October 7, 1999.
   (12) Incorporated by reference to the Company's Form 8-K/A filed with the SEC on December 10, 1999.
   (13) Incorporated by reference to the Company' Form 10-QSB filed with the SEC on August 16, 1999.
   (14) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 15, 1999.
   (15) Incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 29, 2000.
   (16) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on August 14, 2000.
   (17) Incorporated by reference to the Company's Form S-8 filed with the SEC on August 3, 2000.
   (18)  Filed herewith
   *Confidential treatment requested

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   April 4, 2001                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

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

/s/ Michael L.Silverman                Chairman of the Board,      April 4, 2001
 Michael L. Silverman                  C.E.O., President

/s/ Giles Bateman                      Director                    April 4, 2001
 Giles H. Bateman

/s/ Scott T. Boden                     Director                    April 4, 2001
 Scott T. Boden

/s/ Mohammed Abutaleb                  Director                    April 4, 2001
 Mohammed Abutaleb

/s/ John Major                         Director                    April 4, 2001
 John Major

/s/ Dean B. Kernus                     Chief Financial             April 4, 2001
 Dean B. Kernus                        Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
    Stockholders of Advanced Remote Communication Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Remote Communication Solutions, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue rcognition to comply with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ DELOITTE & TOUCHE LLP
San Diego, California
April 4, 2001

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


ASSETS                                              2000                1999

CURRENT ASSETS:
  Cash                                            $ 2,089           $ 807,282
  Restricted cash (Note 1)                        152,099              50,352
  Accounts receivable - net                     3,263,327           4,445,770
  Inventories - net                             1,361,075             918,531
  Prepaid expenses and other assets             1,328,931             925,750
                                             ---------------   ---------------
           Total current assets                 6,107,521           7,147,685

PROPERTY - net                                    574,912             705,082
CAPITALIZED SOFTWARE - net                        345,654
GOODWILL - net                                  8,663,958          16,023,480
PATENT - net                                   15,209,135          16,334,135
                                            ---------------    ---------------

TOTAL                                        $ 30,901,180        $ 40,210,382
                                            ===============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 1,563,886         $ 1,831,985
  Accrued expenses                              1,386,610           1,591,254
  Current portion of notes payable              5,571,388           3,254,688
                                            --------------     --------------
      Total current liabilities                 8,521,884           6,677,927

NOTES PAYABLE                                   3,115,831           6,190,088
DEFERRED TAX LIABILITY                          6,373,026           6,864,377
COMMITMENTS (Notes 5 and 10)

STOCKHOLDERS' EQUITY:
  Convertible preferred series A
  stock, no par value, liquidation                                  3,000,000
  preference $10,000 per share,
  1,000,000 shares authorized,
  300 shares issued
  Convertible preferred series B
  stock, no par value, liquidation             3,762,500
  preference $10,000 per share,
  1,000,000 shares authorized,
  376.25 shares issued
  Common stock, no par value;
  100,000,000 shares authorized,
  21,090,922 and 20,739,860 shares
  issued and outstanding at 2000
  and 1999, respectively                      22,220,750          21,459,376
  Accumulated deficit                        (13,092,811)         (3,981,386)
                                             -------------    ---------------

     Total stockholders' equity               12,890,439          20,477,990
                                           ---------------    ---------------

TOTAL                                       $ 30,901,180        $ 40,210,382
                                           ===============    ===============


See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                              2000                    1999                   1998


REVENUES:
  Communications                                            $ 7,409,575            $ 6,889,171             $ 7,914,508
  Video compression                                           3,648,978              4,056,674               2,258,812
  Satellite transmission technology                           4,739,290              3,349,609
                                                  ----------------------  ---------------------  ----------------------
  Total revenues                                             15,797,843             14,295,454              10,173,320
                                                  ----------------------  ---------------------  ----------------------
COSTS AND EXPENSES:
  Communications                                              3,161,151              2,769,991               4,353,252
  Video compression                                             890,854              1,184,524                 731,752
  Satellite transmission technology                           2,986,290              1,681,229
                                                  ----------------------  ---------------------  ----------------------
  Gross Margin                                                8,759,548              8,659,710               5,088,316
  Selling, general and administrative                        10,692,163              7,673,493               4,512,252
  Research and development                                      626,610              1,133,943                 243,271
  Asset impairment (Note 4)                                   6,000,000
                                                  ----------------------  ---------------------  ----------------------
(LOSS) INCOME FROM OPERATIONS                                (8,559,225)              (147,726)                332,793
Interest expense - net                                         (935,784)              (711,984)               (365,912)
                                                  ----------------------  ---------------------  ----------------------
LOSS BEFORE TAXES                                            (9,495,009)              (859,710)                (33,119)
Income tax benefit (provision)                                  716,859                (66,578)                422,210
                                                  ----------------------  ---------------------  ----------------------
LOSS BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                               (8,778,150)              (926,288)                389,091
Cumulative effect on prior years of changing
method of revenue recognition - net                            (333,275)
                                                  ----------------------  ---------------------  ----------------------
NET (LOSS) INCOME                                          $ (9,111,425)            $ (926,288)              $ 389,091
                                                  ======================  =====================  ======================

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss before cumulative effect of a change in
  accounting principle                                          $ (0.42)               $ (0.05)                 $ 0.02
Cumulative effect on prior years of changing
  method of revenue recognition - net                             (0.01)
                                                   ----------------------  ---------------------  ----------------------
(LOSS) INCOME PER COMMON SHARE                                  $ (0.43)               $ (0.05)                 $ 0.02
                                                  ======================  =====================  ======================

Weighted average common shares
  outstanding                                                20,969,470             19,380,503              17,333,426
Dilutive effect of:
Employee stock options                                                                                         737,557
Warrants                                                                                                       286,651
Weighted average common shares
  outstanding, assuming dilution                             20,969,470             19,380,503              18,357,634

Pro forma amounts assuming the new
revenue recognition method is applied
retroactively
 Net loss                                                  $ (8,778,150)          $ (1,284,329)             $ (174,413)
Basic and diluted net loss per share                            $ (0.42)               $ (0.07)                $ (0.01)

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                                                           Note
                                              Common Stock            Preferred Stock                  Receivable         Total
                                                                                         Accumulated   for Common     Stockholders'
                                          Shares          Amount       Shares   Amount     Deficit       Stock           Equity


BALANCE, JANUARY 1, 1998                 15,806,977      $ 6,949,244                    $(3,444,189)  $ (2,117,836)     $ 1,387,219
  Common stock issued through exercise
  of stock options and warrants              82,055          103,243                                                        103,243
  Discounted payments received on note
  receivable for common stock                                (44,274)                                    2,117,836        2,073,562
  Common stock issued for acquisitions    2,945,000       10,519,270                                                     10,519,270
  Net income                                                                                389,091                         389,091
                                       ------------  ---------------                 -------------    -----------  ---------------
BALANCE, DECEMBER 31, 1998               18,834,032       17,527,483                     (3,055,098)                     14,472,385
  Common stock issued through exercise
  of stock options                           88,907           43,143                                                         43,143
  Common stock issued for acquisitions    1,740,000        3,690,000                                                      3,690,000
  Common stock issued to vendor in
  payment for accounts payable               60,000          153,750                                                        153,750
  Common stock issued in accordance
  with employment agreement                  16,921           45,000                                                         45,000
  Convertible preferred Series A stock
  issued                                                               300    $3,000,000                                  3,000,000
  Net loss                                                                                 (926,288)                       (926,288)
                                       ------------  --------------- -------- ----------- ---------    -----------  ---------------
BALANCE, DECEMBER 31, 1999               20,739,860       21,459,376   300     3,000,00  (3,981,386)                     20,477,990
  Common stock issued through exercise
  of stock options                          129,442          154,973                                                        154,973
  Common stock issued in accordance
  with employment agreement                  10,085           30,000                                                         30,000
  Common stock issued in a private
  placement agreement                       211,535         400,896                                                        400,896
  Convertible preferred Series B
  stock issued                                                         376       762,500                                    762,500
  Convertible preferred Series A
  converted to Series B                                               (300)
  Stock options and warrants issued
  to vendors                                                175,505                                                         175,505
  Net loss                                                                                (9,111,425)                    (9,111,425)
                                       ------------  --------------- ---------  ------- --------        ----------     -------------
BALANCE, DECEMBER 31, 2000               21,090,922     $ 22,220,750   376    $3,762,500 $(13,092,811)     $ -          $12,890,439
                                      -------------  --------------- ---------  -------- ---------      ---------      ------------

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000                1999               1998

OPERATING ACTIVITIES:
  Net (loss) income                                $ (9,111,425)         $ (926,288)         $ 389,091
  Adjustments to reconcile net
  loss (income) to net cash
   provided by (used in)
   operating activities:
   Change in deferred tax liability                    (491,351)            224,793           (422,210)
    Depreciation and amortization                     2,840,137           2,469,682          1,183,396
    Loss on impairment of goodwill                    6,000,000
    Loss on disposal of fixed assets                      6,347
    Provision for bad debts                             (23,668)             17,088             68,651
    Provision for inventory reserve                      40,000
    Stock options and warrants issued                   175,505
    Changes in assets and
     liabilities, net of effects
     of acquisitions:
      Restricted cash                                  (101,747)            (50,352)
      Accounts receivable                             1,206,111          (2,142,454)        (1,452,045)
      Inventories                                      (482,544)           (233,794)          (450,645)
      Prepaid expenses and
      other assets                                     (403,181)           (815,439)          (151,944)
      Accounts payable and
      accrued expenses                                 (472,742)          1,443,648            734,067
                                                 -----------------   -----------------   ----------------
Net cash used in operating
  activities                                           (818,558)            (13,116)          (101,639)
                                                 -----------------   -----------------   ----------------
INVESTING ACTIVITIES:
  Net cash paid for
  acquisitions                                                           (1,579,109)        (1,458,691)
  Proceeds from sale of
  investment securities                                                     149,068
  Capitalized software costs                           (345,654)
  Capital expenditures                                 (231,792)           (273,665)          (388,003)
                                                 -----------------   -----------------   ----------------
Net cash used in investing
 activities                                            (577,446)         (1,703,706)        (1,846,694)
                                                 -----------------   -----------------   ----------------
FINANCING ACTIVITIES:
  Proceeds from note
  receivable issued for
  common stock                                                                               2,073,562
  Cash received for stock
  options and warrants exercised                        184,973              88,143            103,243
  Principal payments on
  notes payable                                      (1,707,558)         (1,730,400)          (204,823)
  Proceeds from  line of credit                       2,005,000             750,000
  Payments on line of credit                         (1,055,000)
  Net proceeds from issuance
  of common stock                                       400,896
  Proceeds from issuance
  of convertible preferred
  Series B stock, net                                   762,500
  Proceeds from issuance
  of convertible
  preferred Series A stock, net                                           3,000,000
                                                 -----------------   -----------------   ----------------
Net cash provided by
 financing activities                                   590,811           2,107,743          1,971,982
                                                 -----------------   -----------------   ----------------
NET (DECREASE) INCREASE IN CASH                        (805,193)            390,921             23,649
CASH AT BEGINNING OF YEAR                               807,282             416,361            392,712
                                                 -----------------   -----------------   ----------------
CASH AT END OF YEAR                                     $ 2,089           $ 807,282          $ 416,361
                                                 =================   =================   ================
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
  Cash paid for interest                              $ 845,998           $ 720,127          $ 413,335
  Cash paid for income taxes                           $ 17,765            $ 51,453          $ 401,483
SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of notes payable
 for acquisitions                                                         $ 600,000       $ 10,000,000
  Common stock issued for
  acquisitions and payments on
     accounts payable                                                   $ 3,843,750       $ 10,558,996
  Discount on redemption of
  note receivable for common
  stock                                                                                       $ 44,274
  Conversion of Series A
  Preferred Stock into Series B                    $ 3,000,000



See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Advanced Remote Communication Solutions, Inc. ("ARCOMS") (formerly Boatracs, Inc.) and its wholly owned subsidiaries, Enerdyne Technologies, Inc. ("Enerdyne"), OceanTrac, Inc., ARCOMS Europe B.V.("Europe"), Innovative Communications Technologies, Inc. ("ICTI"), and its divisions Boatracs and Boatracs Gulfport ("Gulfport")
      (collectively  called  the  "Company"),  are   engaged  in  communications
      and satellite transmission technology, and provide video compression products to government and commercial markets. The Company operates in three business segments.

      The Boatracs communications segment distributes the OmniTRACS satellite-based communications and tracking system for marine application under a license and distribution agreement with QUALCOMM, Incorporated ("QUALCOMM," see Note 9). Under the QUALCOMM agreement, the Company sells mobile communications terminals and software for use on board marine vessels and by marine dispatchers. In addition, the Company also provides 24-hour data transmission and messaging services.

      Within the satellite transmission technology segment, ICTI is engaged in the design and implementation of bandwidth efficient multimedia satellite networks and develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

      The video compression segment is comprised of Enerdyne, which provides digital video compression products to government and commercial markets.

      Business Conditions - Management's Plan to Continue as a going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $9,111,425 and $926,288 for the years ended
      December 31, 2000 and 1999, respectively. The loss for the year ended December 31, 2000 included a non-cash impairment charge of $6,000,000 related to goodwill recorded as a result of the acquisition of Enerdyne (Note 2). In addition, during 1999 and 2000, the Company undertook significant research and development efforts and refined its marketing and manufacturing processes, all of which contributed significantly to its net losses for those years. At December 31, 2000, the Company had an accumulated deficit of $13,092,811 and its working capital was negative $2,414,363, the latter primarily the result of classifying borrowings from a bank totaling $4,250,000 as a current liability. In addition, as discussed in Note 6, the Company received waivers of certain of the restrictive financial and operating covenants prescribed under its debt agreement with a bank for each of the quarters of 2000.

      Notwithstanding the matters discussed above, the Company must continue to secure financing to support its growth and implement its business plan. The Company successfully completed private placements of common and preferred stock raising $1.175 million in 2000.

      The Company has received a preliminary commitment letter from, and is currently in negotiations with an alternative senior lender to refinance its existing debt. In addition, the Company is proceeding with other financing opportunities, which have not been finalized. The Company is working on several different debt and equity fund raising efforts to raise the funds that the Company will require to achieve its growth plan through the end of the year 2001.

      The Company continues to focus on reducing selling, general and administrative expenses. In addition, the Company continues to review the profitability of its customer base. The Company has also engaged financial advisors to assist in exploring various capital restructuring and strategic alternatives with third parties. At this time, no decision has been made to enter into a transaction or as to what form a transaction might take, and there is no assurance that any such transaction will be consummated.

      On March 30, 2001, ICTI signed a contract (the "Contract") with a global service provider of telecommunications services including the Inmarsat satellite system (the "Customer"). Inmarsat is an international consortium providing telecommunications services worldwide using a combination of satellite constellations. Under the Contract, ICTI licensed certain of its proprietary technology that will enable the Customer to provide expanded services to the Inmarsat market. ICTI and the Customer will also pursue strategic commercial opportunities under the Contract, the initial term of which is 18 months. The Contract provides initial license fees to ICTI of $1,200,000, with an additional future license fee of $400,000 contingent on the in-orbit operation of a new Inmarsat satellite in late 2001 or early 2002. The initial term can be extended in 12-month annual terms with license fees for each such term of either $1,000,000 per year or $1,600,000 per year, depending on the extent of license option exercised by the Customer. The Contract also provides for sale of ICTI hardware and software products and services to the Customer and its clients as well as weekly recurring usage fees commensurate with the level of traffic carried through the Customer's gateway stations that are equipped with ICTI's technology. The Company used a portion of the initial license fee payment that it received on March 29, 2001 to pay down the term loan with its bank.

      Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that the Company will be successful in obtaining new business and producing incremental profits and cash flow.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of ARCOMS and its divisions and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Restricted Cash - At December 31, 2000 and 1999, restricted cash represented money market accounts that collateralized performance and bid bonds for ICTI.

      Accounts Receivable - Included in accounts receivable at December 31, 2000 are amounts representing costs and estimated earnings in excess of billing on construction contracts in the amount of $93,676.

      Investment Securities - Investment securities represented U.S. Treasury securities that the Company held to maturity, and were reported at amortized cost, which approximated fair value. During 1999, the Company sold securities that it owned of a minority shareholder and realized a long-term capital gain of $149,000.

      Inventories - Inventories are comprised of raw materials, work in process and finished goods and are carried at the lower of average cost or market value.

      Property, Goodwill and Patent - Property is recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets (generally three to seven years). Goodwill resulting from the acquisitions of Enerdyne and ICTI is amortized under the straight line method over 10 and 16 years, respectively, and the Company's patent is amortized over 16 years. The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization period, and whether the estimated useful life ascribed to the goodwill is appropriate given the pattern of such cash flows. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the assets are not recoverable, the carrying amount is reduced by the estimated shortfall of cash flows on a discounted basis.

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Note 4 describes the impact of the Company's evaluation of impairment on the consolidated financial statements.

      Revenue Recognition in the Communications Segment - The Company's Boatracs division generates revenue from satellite-based communications and tracking systems which provide 24-hour data transmission and tracking services primarily to marine vessels.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

      The Company recorded sales of communication equipment of $2,563,981 in 1998, $880,537 in 1999 and $716,062 in 2000. The Company initially recognized those sales at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect to December 31, 1999 of changing its method of revenue recognition was $(333,275), or ($0.01) per share. This amount was reflected in the Company's operations for the year ended December 31, 2000. In addition, the effect on 2000 of changing its method of revenue recognition was to increase revenue by approximately $601,000 and increase cost of goods sold by approximately $409,000.

      Revenue from data transmission and messaging is recognized at the time the transmission is made by the customer.

      Revenue Recognition in the Satellite Transmission Technology Segment - Revenue arises from satellite software arrangements at ICTI. Revenue that relates to software arrangements requiring significant product modification or customization of software are recorded using the percentage of completion method as costs are incurred. Revenues from software arrangements that do not require significant modification or customization of software are recorded when all other revenue recognition criteria are met, generally.

      Revenue Recognition in the Video Compression Segment - Revenues from the sale of video compression units at Enerdyne which do not entail significant customization or customer modification are recognized when the contract has been completed, price has been determined, delivery has occurred and collectibility is reasonably assured. Enerdyne's products are generally subject to a 12-month warranty.

      The Company does not accrue for estimated future claims, based upon historical experience.

      Capitalized Software Costs - Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software if the software product under development has reached technological feasibility. These costs are amortized on a product-by-product basis, currently over a three-year period, using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date the Company evaluates on a product-by-product basis the unamortized capitalized cost of software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of software exceed its net realizable value are written off. The Company did not record any write-offs of capitalized software in 2000.

      Significant Customers - A material source of the Company's revenues comes from two customers who represented approximately 10% and 9% respectively of the Company's total revenues in 2000. Accounts receivable from these customers aggregated $1,096,095 at December 31, 2000. In 1999, two significant customers each represented 10% of total revenues, respectively, and accounts receivable from these customers aggregated $407,817. In 1998, significant customers represented 24% and 10% of total revenues, respectively, and accounts receivable from these customers aggregated $387,432. The loss of these customers could have a material adverse effect on the Company. The Company has not historically experienced any material losses from significant customers.

      Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price.

      Net Income (Loss) Per Share - Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year, pursuant to SFAS No. 128, "Earnings per Share." Stock options and warrants are not included in the calculation in 2000 and 1999 as they are anti-dilutive.

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

      Fair Value of Financial Instruments - The fair value of short-term financial instruments, including cash and restricted cash, trade accounts receivable and payable and certain accrued expenses, approximate their carrying amounts in the consolidated financial statements due to the short maturity of such instruments. The carrying value of long-term debt instruments approximates fair value based on current terms available to the Company for debt with similar terms and remaining maturities.

      Reclassifications - Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

2.    ACQUISITIONS

      Innovative Communications Technologies, Inc. - Effective August 1, 1999, the Company completed the acquisition of all of the shares of ICTI, a privately held company located in Gaithersburg, Maryland that is engaged in the design and implementation of bandwidth efficient multi-media satellite networks. The purchase price to the former shareholders of ICTI included the payment of $1.5 million in cash, and the issuance of
      1,665,000 shares of the Company's common stock and the delivery of promissory notes in the amount of $600,000 (see Note 6). In addition, the Company delivered a non-interest bearing note in the amount of $400,000 that was subject to attainment of certain revenue targets by March 31, 2001. This note would have been recorded in the Company's accounts if these targets had been met; however, these targets were not attained as stiputated. The Company effectively acquired ICTI's assets of $1.6 million, assumed its liabilities of $1.5 million, and recorded goodwill in the amount of $5.5 million, which is being amortized over ten years under the straight line method.

      The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

      PROFORMA INFORMATION (Unaudited)          1999                   1998
      --------------------
                                       -------------------    ------------------
      Net sales                              $17,913,508          $14,880,000
      Net loss                                $ (910,000)       $    (105,000)
      Basic loss per common share                  $(.04)            $(.01)
      Diluted loss per common share                $(.04)            $(.01)
      Weighted average common shares
      outstanding                             20,612,000           18,998,000
      Weighted average common shares
      outstanding,                                n/a                     n/a
      assuming dilution


      Enerdyne Technologies, Inc. - On July 7, 1998, the Company acquired all of the outstanding shares of Enerdyne, a provider of versatile, high performance digital video compression products to government and commercial markets. Enerdyne was formed in 1984 and is located in Santee, California. The acquisition price of $22.6 million included the payment of $2 million in cash, and the issuance of 3 million shares of the Company's common stock and promissory notes of $10,000,000. In addition, options and warrants were granted to the previous owners (see Note 8). A patent in the amount of $18 million and goodwill in the amount of $10.5 million were recorded as a result of the acquisition and are being amortized over 16 years under the straight-line method. The two selling shareholders of Enerdyne signed employment contracts with the Company for one and two years, respectively, and one selling shareholder was elected to the Company's board of directors in September 1998.

      The first amendment to the Agreement and Plan of Reorganization (the "Amendment") in connection with the Enerdyne acquisition was executed effective July 7, 1998. The Amendment increased the number of compensatory option shares and exercise price subject to a specific paydown on the acquisition notes payable to the selling shareholders (see Note 6). On December 29, 1998 bank financing was obtained. As a result, the compensatory option shares were revised to 663,500 at an exercise price of $2.65 in accordance with the calculations and provisions in the Amendment.

      During 2000, management determined that the goodwill acquired with Enerdyne was impaired (see Note 4).

      The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

       PROFORMA INFORMATION  (Unaudited)                 1998
       --------------------
                                                  ---------------
       Net sales                                       $5,657,842
       Net income                                      $  295,086
       Basic earnings  per common share                     $.02
       Diluted earnings per common share                    $.01
       Weighted average common shares
       outstanding                                     18,870,412
       Weighted average common shares
       outstanding, assuming dilution                  20,309,195

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

3.      BALANCE SHEET DETAILS

                                             2000                     1999
                                        -----------------      ----------------
 Accounts receivable                       $3,320,947                $4,527,058
  Less allowance for doubtful
  accounts and sales
  return reserve                               57,620                    81,288
                                        -----------------      ----------------
                                           $3,263,327                $4,445,770
                                        -----------------      ----------------
 Inventory:
  Raw materials                              $693,568                $  497,052
  Work in progress                            204,790                   179,072
  Finished goods                              502,717                   242,407
                                        -----------------      ----------------
                                            1,401,075                   918,531
 Less allowance for obsolete inventory         40,000
                                        -----------------      ----------------
                                           $1,361,075                  $918,531
                                        -----------------      ----------------
 Property:
  Computers and equipment                  $1,428,178                $1,248,085
  Furniture and fixtures                      268,310                   265,490
  Leasehold improvements                       88,832                    55,390
                                        -----------------      ----------------
                                            1,785,320                 1,568,965
  Less accumulated depreciation             1,210,408                   863,883
                                        -----------------      ----------------
                                            $ 574,912                 $ 705,082
                                        -----------------      ----------------

 Goodwill                                 $11,481,272              $ 17,481,272
  Less accumulated amortization             2,817,314                 1,457,792
                                        -----------------      ----------------
                                           $8,663,958              $ 16,023,480
                                        -----------------      ----------------

 Patent                                   $18,000,000               $18,000,000
  Less accumulated amortization             2,790,865                 1,665,865
                                        -----------------      ----------------
                                          $15,209,135               $16,334,135
                                        -----------------      ----------------
 Accrued expenses:
  Taxes payable                              $269,586                  $482,649
  Other accrued expenses                    1,117,024                 1,108,605
                                        -----------------      ----------------
                                           $1,386,610                $1,591,254
                                       -----------------      ----------------

      Depreciation expense was $355,615, $327,960 and $216,967 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense was $2,484,522, $2,141,722 and $966,429 for the years ended December 31,
      2000, 1999 and 1998, respectively.

4.    ASSET IMPAIRMENT CHARGES

      Based on Enerdyne's historical and prospective operating cash flows, the Company evaluated the recoverability of goodwill associated with the acquisition of Enerdyne in accordance with its accounting policy as described in Note 1. In evaluating for impairment under its accounting policy, the Company first reviewed for impairment under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In determining the amount of the impairment, the Company compared the goodwill's net book value to its estimated fair value. Based on the above, the Company recorded an impairment charge to goodwill of $6,000,000 in 2000, reducing goodwill related to the Enerdyne acquisition to $4,902,547. The effect of this charge will reduce future goodwill amortization by approximately $375,000 per year. The impairment of goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the carying value of goodwill associated with the business. The Company will continue to evaluate goodwill on a quarterly basis.

5.    LEASES

      Facility Leases - The Company has various lease agreements for offices and manufacturing facilities. The Company's leases generally have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company leases its corporate office space under a non-cancelable operating lease that expires December 2002. Enerdyne leases a 20,300 square foot facility in El Cajon, California, which expires in November 2015. Gulfport leases a 2,500 square foot facility in Gulfport, Mississippi, which expires in March 2002. Europe leases a facility in Leiden, the Netherlands pursuant to a lease, which expires in December 2001. ICTI leases a 10,300 square foot facility in Gaithersburg, Maryland, which expires in 2004. Total rent expense was $466,160, $348,640 and $217,157 for the years ended December 31, 2000,
      1999 and 1998, respectively.

      Future minimum lease payments at December 31, 2000 are summarized as follows:

       Year Ending December 31,
       2001                                                     $ 625,000
       2002                                                       581,000
       2003                                                       386,000
       2004                                                       316,000
       2005                                                       258,000
       Thereafter                                               3,134,000
                                                                ---------
       Total                                                   $5,300,000
                                                               ==========

6.    NOTES PAYABLE

      In connection with the acquisition of Enerdyne (see Note 2), the Company issued two notes payable aggregating $10,000,000 to or on behalf of the previous owners. Notes totaling $8,000,000 were senior promissory notes originally payable on July 7, 1999 and bear interest at 8.5% per annum. The balance of the notes, bearing interest at 8.5% per annum, are subordinated to the senior promissory notes and have specified minimum annual payments with any remaining amounts payable June 30, 2002. Such notes are subordinated to the bank debt described below.

      On December 29, 1998, the Company entered into a five-year loan agreement with a bank for $4,250,000 at a variable interest rate equal to the lender's prime rate. The initial rate at December 29, 1998 was 7.75% and was 9.5% at December 31, 2000. The proceeds were used to pay a portion of the $8,000,000 loan to the previous Enerdyne owners. The terms on the remaining balance were amended so that it will expire on January 1, 2004. During 2000, the terms were amended again to extend the expiry date to April 1, 2004. The Company has pledged all of its assets as collateral for the bank loan.

      On February 28, 2000 the Company signed a Change in Terms Agreement (the "Agreement") with a bank increasing a line of credit to $1,750,000 from $750,000 and extending the expiry date to December 29, 2001. On March 13, 2001 the Company signed a second Change in Terms Agreement increasing the interest rate to equal the lender's prime rate, currently at eight percent, plus one percent. At December 31, 2000 the balance on the line of credit was $1,700,000.

      The Company is required to meet certain restrictive financial and operating covenants under the line of credit which require the Company to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of December 31, 2000, the Company was not in compliance with the minimum tangible net worth covenant, the cash flow to fixed charges ratio covenant (as defined in the Agreement), or the debt to cash flow ratio covenant (as defined in the Agreement). The Company received waivers of these covenant violations for each of the quarters in 2000. The Company anticipates being in violation of these covenants at March 31, 2001, but it is in the process of re-negotiating the covenants and examining financing alternatives for ongoing activities and future acquisitions. The bank has expressed a willingness to continue as the Company's bankers.

      Pursuant to the terms of the Agreement, effective June 2000, the bank has prohibited the Company from making principal payments totaling approximately $630,000 on notes payable to the two former owners of Enerdyne Technologies, Inc. One former owner is a director of the Company.

      In connection with the acquisition of ICTI, the Company issued promissory notes to ICTI's former shareholders totaling $600,000 which accrue interest at 7.5% per annum. Of this amount, $500,000 was paid during the second quarter, 2000. The remaining balance of $100,000 is to be paid in semi annual installments of principal and accrued interest of $20,000 commencing March 28, 2000. The balance at December 31, 2000 was $67,069.

      A summary of notes payable follows:

                                            Balance at             Balance at
                                         December 31, 2000    December 31, 1999
                                        ------------------   -------------------
      Promissory note payable to bank        $2,550,000            $ 3,400,000
      Senior promissory notes                 2,703,150              3,027,776
      Subordinated promissory notes           1,667,000              1,667,000
      ICTI promissory notes                      67,069                600,000
      Line of credit                          1,700,000                750,000
                                       ------------------     ------------------
                                              8,687,219              9,444,776
        Current portion                       5,571,388              3,254,688
                                       ------------------    -------------------
        Long term portion                    $3,115,831             $6,190,088
                                      ------------------     -------------------

        Future minimum debt payments are summarized as follows:

              Year ending December 31,
              2001                                     $5,571,388
              2002                                      1,825,244
              2003                                        801,246
              2004                                        489,341
              2005                                              -
                                                 ---------------------
              Total                                    $8,687,219
                                                 ---------------------

Future minimum debt payments are subject to acceleration under certain conditions. Due to the uncertainties surrounding the Company's ability to maintain compliance with certain financial covenants, the long-term portion of notes payable to the bank has been classified as current.

7.      INCOME TAXES

The provision for income taxes consists of the following:


                                           Benefit/(Provision)
                                 Fiscal 2000    Fiscal 1999       Fiscal 1998
                             ---------------------------------- ----------------
 Current:
           Federal                  $138,535       ($322,479)          $173,939
           State                      18,409        (134,831)             3,497
                             ---------------------------------- ----------------
           Total current             156,944        (457,310)           177,436
                             ---------------------------------- ----------------
 Deferred:
               Federal               402,664         251,017            127,726
           State                     157,251         139,715            117,048
                             ---------------------------------- ----------------
           Total deferred            559,915         390,732            244,774
                             ---------------------------------------------------
 Total benefit (provision)          $716,859        ($66,578)          $422,210
                             ---------------------------------- ----------------

  At  December  31,  2000  the  Company  had  unused  net   operating   loss
  carryforwards of approximately $475,000 for state income tax purposes which expire at various dates from 2001 to 2002.

  The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                        December 31,          December 31,
                                             2000                1999
 Deferred assets (liabilities)
 Net operating loss carryforward           $687,000            $543,000
 Income tax credits                         157,000              91,000
 Allowance for uncollectible account         14,000              35,000
 Deferred income                            115,000              52,000
 State taxes                                (32,000)            (10,000)
 Patent                                  (6,084,000)         (6,534,000)
 Capitalized inventory                      199,000
 Other                                      111,000              71,000
                                       -------------      --------------
 Net deferred liabilities                (4,833,000)         (5,752,000)
 Valuation allowance                       (635,000)           (497,000)
                                       -------------      --------------
 Total deferred tax liability            (5,468,000)         (6,249,000)
 Less deferred tax asset - current         (905,000)           (615,000)
                                       ------------        -------------
 Deferred tax liability - long-term     $(6,373,000)        $(6,864,000)
                                     --------------        -------------

      A reconciliation of the statutory federal income tax rate with the Company's effective income tax is as follows:

                                              2000           1999         1998
                                             ------         ------         ----
 Statutory federal rate                        (34%)          (34%)        (34%)
 State income taxes,
  net of federal income
  tax benefit                                 (1.2%)           .4%        (245%)
 Change in valuation
  allowance                                   (5.0)%         12.8%       (1293%)
 R&D credit                                    5.0%         (13.2%)        (82%)
 Goodwill                                     26.0%          36.7%         321%
 Other                                         1.7            5.0%          28%
                                              -----         -----          ----
       Effective tax rates                    (7.5%)          7.7%       (1305%)
                                            ========       =======       =======

8.    STOCKHOLDERS' EQUITY

      Common stock issued - In June 2000, the Company issued 211,535 shares of common stock at a price equal to the average quoted closing price of the stock during the five business days immediately proceeding the closing date of the transaction ($1.95 per share) in a private placement. The shares were issued in reliance on exemptions from registration under
      Section 4(2) of the Securities Act and applicable state securities laws.

      In September 1999, the Company issued 1,665,000 shares of the Company's common stock valued at $2.13, representing a 15% discount from the quoted market value due to trading restrictions, to former shareholders of ICTI pursuant to the terms of an Agreement and Plan of Reorganization in reliance on Section 4 (2) of the Securities Act of 1933 (see Note 2).

      In April 1999 the Company entered into an asset purchase agreement to purchase a communications components business. The Company paid $50,000 in cash and issued 75,000 restricted common shares valued at $2.03 per share, a ten percent discount from the then quoted market price.

      In July 1998, the Company issued 3,000,000 shares of common stock to the selling shareholders of Enerdyne and their investment bankers (see Note
      2), valued at $3.17 per share.

      In July 1998, the Company issued 5,000 shares of common stock at the quoted market price of $4.75 to the former owners of OceanTrac as part of the acquisition price.

      Common stock issued under terms of an employment agreement - In July 2000, the Company issued 10,085 shares of common stock under the terms of an employment agreement effective November 1997. The number of shares issued were calculated in accordance with this agreement. The Company issued 5085 shares at $2.95 and 5,000 shares at $3.00 per share. In September and December 1999 the Company issued a total of 16,921 shares of common stock under the terms of the same employment agreement. The number of shares issued were 9,568 at $3.34 per share and 7,353 shares at $2.04 per share. The Company recorded $30,000 in selling, general and administrative expense in 2000 and 1999 as a result of this transaction.

      Common stock issued for accounts payable - In May 1999, the Company issued 60,000 restricted shares of common stock to QUALCOMM, a major supplier to the Company, as full payment on $153,600 of certain accounts payable. Their shares were issued at fair market value of $2.56 per share.

      Convertible preferred series A stock issued - In June 1999, the Company entered into a preferred stock purchase agreement with a private company. Pursuant to this agreement, the Company issued 300 restricted shares of convertible preferred series A stock for an aggregate purchase price of $3,000,000. The holder of the preferred stock is entitled to receive, when and if declared by the Company's board of directors, cumulative cash dividends in preference and priority to dividends on any junior stock at 9% per annum. Each share of the preferred stock is valued at $10,000 and was convertible into common stock at a conversion price of $4.00 per common share and may be adjusted for certain recapitalization events. The 300 shares were converted into convertible preferred series B stock in June 2000.

      Convertible preferred series B stock issued - In June 2000, the Company entered into preferred stock purchase agreements with private investors. Pursuant to this agreement, the Company issued 376.25 restricted shares of convertible preferred series B stock valued at $10,000 per share. The holders of the preferred stock are entitled to receive, when and if declared by the Company's board of directors, cummulative cash dividends in preference and priority to dividends on any junior stock at 10% per annum. Each share is convertible into common stock at a conversion price of $3.00 per common share and may be adjusted for certain recapitalization events.

      Stock Warrants -In June 2000, the Company issued warrants to purchase 23,270 shares of common stock to a consultant. The warrants were issued with an exercise price equal to the quoted market price of the Company's common stock, have a life of three years, and were issued in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933. The Company recorded $47,453 in selling, general and administrative expense in 2000 as a result of this transaction.

      In March 2000, the Company issued a warrant to purchase 50,000 shares of common stock at $2.53 per share to a bank for services rendered. The warrant has a life of 63 months and was issued in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933. Should the Company's relationship with the bank terminate, the life of the warrant would be reduced to 18 months from the date of such termination. The Company recorded $124,500 as interest expense in 2000 as a result of this transaction.

      In June 1998, the Company issued warrants to purchase 25,000 shares of common stock at $4.44 per share to a third party in connection with his purchase of a promissory note from a director and officer of the Company. The warrants expired in October 2000.

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





                                Number of  Shares           Price per Share

                                ---------------    -------------------------
Outstanding, January 1, 1998           663,399         $1.00    -     $1.81
 Granted                               767,300         $2.00    -     $4.63
 Cancelled                             (87,669)        $1.13    -     $3.75
 Exercised                             (57,531)        $1.00    -     $2.38
                                   -------------
Outstanding, December 31, 1998       1,285,499         $1.00    -     $4.63
 Granted                             2,183,500         $1.81    -     $3.00
 Cancelled                            (129,953)        $1.25    -     $4.19
 Exercised                            (134,046)        $1.00    -     $2.25
                                   -------------
Outstanding, December 31, 1999       3,205,000         $1.00    -     $4.63
 Granted                             1,089,500         $0.63    -     $2.72
 Cancelled                          (1,259,081)        $1.00    -     $3.50
 Exercised                            (156,119)        $1.00    -     $2.38
                                   -------------
Outstanding, December 31, 2000       2,879,300         $0.63    -     $4.63
                                  -------------

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for stock-based compensation. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ended December 31, 2000 would have increased by approximately
      $351,247 and the Company's net loss for the year ended December 31, 1999 would have increased by $1,031,000. For the year ended December 31, 1998 the Company's net income would have decreased by $468,000.

      Under SFAS No. 123, the fair value of the options granted during 2000 is estimated at approximately $1,740,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 191%, risk-free interest rate of 5.6%, and expected average life of 6.3 years. At December 31, 2000, 1999 and 1998 there were 595,331, 352,276 and 212,200 exercisable options, respectively. In 1999, the fair value of the options granted was estimated at approximately $5,099,000 on the date of grant assuming no dividend yield, expected volatility of 211%, risk-free interest rate of 5.3% and expective average life of 5.6 years. In 1998, the fair value of the options granted was estimated at approximately $2,258,000 on the date of grant assuming no dividend yield, expected volatility of 236%, risk-free interest rate of 5.1% and expected average life of 6.7 years.

      The following table summarizes information as of December 31, 2000 concerning currently outstanding and exercisable options:

                   Options Outstanding                     Options Exercisable
     ------------------------------------------------    ----------------------
                             Weighted
      Range of               Average                                  Weighted
      Average    Number      Remaining       Weighted-                Number
                                             Average     Number       Average
      Exercise               Contractural    Exercise    Exercisable  Exercise
      Prices   Outstanding   Life            Price                    Price


   $1.00-$2.50  2,400,100      5.4          $1.91       468,031      $1.99
   $2.51-$4.63    479,200      5.1          $3.25       127,300      $3.52
   -----------  ----------    --------      -------     ---------    -----
                2,879,300      5.3          $2.13       595,331      $2.32



9.     RELATED PARTY TRANSACTIONS

      In May 1999, the Company issued 60,000 restricted common shares to QUALCOMM, a major supplier to the Company and a minority shareholder, as full payment on $153,600 of certain accounts payable. The shares were issued at the quoted market price of $2.56. Included in accounts payable at December 31, 2000 and 1999 are amounts of $721,027 and $664,970 respectively, owed to Qualcomm. Equipment purchases and services obtained from Qualcomm totaled approximately $1,700,000 and $1,800,000 in 2000 and 1999 respectively.

      In 1990, the Company entered into a license and distribution agreement (the "Distribution Agreement") with QUALCOMM. Pursuant to the Distribution Agreement, as amended through June 1, 2000, the Company was appointed QUALCOMM's exclusive and non-exclusive distributor, in defined territories, of the OmniTRACS(R) satellite-based communications and tracking system (the "System") for marine applications. During 1996, the Company reached certain sales goals and became the exclusive distributor in previously non-exclusive territories. The Company was also appointed provider of messaging services to the users of the System and granted an exclusive and non-exclusive license to certain software. QUALCOMM was granted an exclusive perpetual, worldwide, royalty-free license to any improvements made by the Company to the System or related software.

      Under the Distribution Agreement the Company is also required to purchase a certain number of units annually. The minimum purchase requirement for each calendar year is to be agreed upon between the Company and QUALCOMM subject to a minimum of 300 MCTs for the calendar year ended December 31, 1997 and increasing by 10% per year. The minimum purchase requirement was not met for the years ended December 31 2000 and 1999, but was met for the years ended December 1998 and 1997. Because the Company did not meet the required 2000 and 1999 minimum purchase requirement, the Company may be subject to a reduction of discounts in pricing. As of March 2001, the Company had not been advised by QUALCOMM that it will be subject to a decrease in pricing discounts and management believes that such reduction will not occur.

      QUALCOMM is the major supplier of the communications equipment sold by the communications segment. If QUALCOMM is unable to provide service or elects not to remain in the satellite communications business, it may terminate the Distribution Agreement with six months' notice and have no further liability. The Distribution Agreement provides that QUALCOMM shall take such steps that are reasonable and necessary to enable the Company to continue to provide the messaging services to its existing end users. Should QUALCOMM or the Canadian or European service providers fail to maintain adequate satellite capacity, it would have a material effect on the Company's communications business segment.

      The Distribution Agreement had an initial term of five years and two five-year options have been exercised extending the Distribution Agreement through June 2005. One five-year option remains. The Distribution Agreement is subject to re-negotiation at the end of the option period.

10.   401(k) PLAN

      In April 1999, the Company implemented a 401(k) plan allowing eligible employees to contribute up to 10% of their salary, not to exceed $10,000 per employee annually in 1999 and $10,500 per employee in 2000. The Company matches 25% of an employee's contribution with a three-year vesting schedule and contributed $74,654 and $44,587 in 2000 and 1999, respectively.

      Previously, the Company had a Salary Reduction Simplified Employer Plan (SAR-SEP) allowing eligible employees to contribute savings on a pretax basis. Employees were able to contribute up to 15% of their salary, not to exceed $9,500 annually. A discretionary contribution was determined each year by the Company. In 1998 the Company did not elect to contribute and the Plan was terminated in 1998.

11.  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

      The Company operates three reportable business segments: communications, video compression and satellite transmission technology. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

      The communications segment consists of the operations of Boatracs, Gulfport, Europe and OceanTrac. The communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS(R) system of satellite-based communication and tracking systems manufactured by QUALCOMM. In addition, the Company's wholly owned subsidiaries, Europe and OceanTrac have agreements with QUALCOMM's authorized service providers in Europe and Canada for marine distribution of OmniTRACS in parts of Europe and Canada. Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

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

      Information by business segment for the year ended December 31, 2000 is set forth below.

                   Commun-              Video        Satellite
                   ications         Compression     Technology    Consolidated
                  ------------      ------------    ------------    ------------
Revenues            $  7,409,575    $  3,648,978    $  4,739,290   $ 15,797,843
Income(loss)from
operations          $    886,491    $ (8,436,033)   $ (1,009,683)   $(8,559,225)
Asset impairment                    $ (6,000,000)                  $ (6,000,000)
Interest income     $      7,549    $      6,465    $     13,025   $     27,039
Interest expense    $    134,658    $    742,163    $     86,002   $    962,823
Depreciation and
amortization        $    282,961    $  1,961,037    $    596,138   $  2,840,137
Amortization
Total assets        $  3,435,737    $ 20,933,739    $  6,531,704   $ 30,901,180

Information by business segment for the year ended December 31, 1999 is set forth below.

                      Commun-           Video           Satellite
                      ication        Compression       Technology   Consolidated
                    -----------       ----------        --------      ----------
Revenues             $6,889,171    $ 4,056,674        $3,349,609    $14,295,454
Income (loss) from   $1,096,865    $(1,582,091))        $337,500      $(147,726)
operations
Interest income         $39,918         $5,497           $19,850        $65,265
Interest expense        $15,642       $761,200              $407       $777,249
Depreciation and       $301,615     $1,922,000          $246,067     $2,469,682
amortization
 Total assets        $3,628,16     $29,002,875        $7,579,347    $40,210,382


Information by industry segment for the year ended December 31, 1998 is set forth below.

                                               Video
                         Communications      Compression        Consolidated
                        ------------------ ---------------    ----------------
Revenues                      $ 7,914,508   $  2,258,812      $  10,173,320
Income from operations           $186,233       $146,560           $332,793
Interest revenue                  $43,040         $4,383            $47,423
Interest expense                                $413,335           $413,335
Depreciation and
amortization                     $272,816       $910,580         $1,183,396
Total assets                  $ 3,844,938    $29,225,548        $33,070,486


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues and long-lived assets (excluding goodwill) for each of the geographical areas in which the Company operates:


                         2000                      1999                    1998
                    ------------------   -----------------------    ---------------------
                                Long-                       Long-                    Long-
                                Lived                       Lived                    Lived
                 Revenues       Assets      Revenues        Assets       Revenues    Assets
               -----------    ----------    -----------    ---------     --------  ---------


United States   $11,825,420   $16,114,611   $10,560,880   $16,979,213   $9,503,838   $18,087,961
International     3,972,423        15,090     3,734,574        60,004      669,482       109,511
                -----------    ----------    -----------    ----------   ----------   -----------
Total           $15,797,843   $16,129,701   $14,295,454   $17,039,217  $10,173,320   $18,197,472
                -----------    ----------    ----------     ----------   ----------   -----------
