Form 10QSB
period 2001-03-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2001-05-18
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For the quarterly period ended March 31, 2001

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



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,090,922 shares of common stock as of May 11, 2001.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X
                                                                       -


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended March 31,
                                        2001                    2000
                                        ----                    ----
REVENUES:                                                 (as restated
                                                           see Note 1)
Communications                          $ 1,734,106       $ 1,840,421
Video compression                           711,555           715,745
Satellite transmission technology         1,784,566         1,020,778
                                   -----------------  ----------------
TOTAL REVENUES                            4,230,227         3,576,944
                                   -----------------  ----------------

COSTS AND EXPENSES:
Communications                              726,488           782,289
Video compression                           157,301           155,567
Satellite transmission technology           411,309           636,248
                                   -----------------  ----------------
Gross Margin                              2,935,129         2,002,840
Selling, general and administrative       2,612,680         2,701,185
Research and development                     60,693           253,285
                                   -----------------  ----------------
INCOME (LOSS) FROM OPERATIONS               261,756          (951,630)
Interest expense - net                     (184,838)         (296,008)
                                   -----------------  ----------------
INCOME (LOSS) BEFORE TAXES                   76,918        (1,247,638)
Income tax (expense) benefit               (104,666)          275,728
                                   -----------------  ----------------
LOSS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                   (27,748)         (971,910)
Cumulative effect on prior years
(to December 31, 1999) of changing
method of revenue recognition - net                          (333,275)

                                   -----------------  ----------------
NET LOSS                                  $ (27,748)     $ (1,305,185)
                                   =================  ================


BASIC AND DILUTED EARNINGS
PER SHARE:
Loss before cumulative effect
of a change in
accounting principle                        $ (0.00)          $ (0.05)
Cumulative effect on prior
years of changing method
of revenue recognition - net                                  $ (0.01)

                                   -----------------   ---------------
LOSS PER COMMON SHARE                       $ (0.00)          $ (0.06)
                                   =================   ===============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                            21,090,922            20,782,388
Dilutive effect of:
Employee stock options                    -                    -
Warrants                                 -                     -
Weighted average of common
shares outstanding,
assuming dilution                        21,090,922            20,782,388



See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                March 31,           December 31,
                                           ------------------  ----------------
ASSETS                                            2001                  2000
------                                            ----                  ----
                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                $83,833            $2,089
  Restricted cash                                     123,874           152,099
  Accounts receivable - net                         2,985,078         3,263,327
  Inventories - net                                 1,510,494         1,361,075
  Prepaid expenses and other assets                 1,436,389         1,328,931
                                            ------------------  ----------------
        Total current assets                        6,139,668         6,107,521

PROPERTY - net                                        554,623           574,912
CAPITALIZED SOFTWARE - net                            489,783           345,654
GOODWILL - net                                      8,434,532         8,663,958
PATENT - net                                       14,927,885        15,209,135
                                            ------------------  ----------------

TOTAL                                             $30,546,491       $30,901,180
                                            ==================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $1,777,526        $1,563,886
  Accrued expenses                                  1,692,447         1,386,610
  Current portion of notes payable                  4,849,207         5,571,388
                                            ------------------  ----------------
        Total current liabilities                   8,319,180         8,521,884

NOTES PAYABLE                                       3,104,094         3,115,831
DEFERRED TAX LIABILITY                              6,260,526         6,373,026

STOCKHOLDERS' EQUITY:
  Convertible preferred series B
  stock, no par value; 1,000,000
  shares authorized, 376.25 shares
  issued, liquidation
  preference $10,000 per share                      3,762,500         3,762,500
  Common stock, no par value;
  100,000,000 shares authorized,
  21,090,922 shares issued and
  outstanding at 2001 and 2000                     22,220,750        22,220,750
  Accumulated deficit                             (13,120,559)      (13,092,811)
                                            ------------------  ----------------
        Total stockholders' equity                 12,862,691        12,890,439
                                            ------------------  ----------------

TOTAL                                             $30,546,491       $30,901,180
                                            ==================  ================

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                     Three months ended March 31,
                                                                       2001                  2000
                                                                       ----                  ----
Operating activities:                                                                      Restated
Net loss                                                              $ (27,748)           $(1,305,185)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Loss on disposal of property                                          7,531
    Deferred tax benefit                                               (112,500)              (108,104)
    Depreciation and amortization                                       604,784                708,446
    Issuance of stock warrant                                                                   82,170
Changes in assets and liabilities:
    Restricted cash                                                      28,225
    Accounts receivable, net                                            278,249              1,028,480
    Inventories, net                                                   (149,419)              (100,515)
    Prepaid expenses and other assets                                  (107,458)              (109,044)
    Accounts payable and accrued expenses                               519,477               (791,562)
                                                               -----------------      -----------------
Net cash provided by (used in) operating activities                   1,041,141               (595,314)
                                                               -----------------      -----------------

Investing activities:
  Capitalized software                                                 (159,572)
  Capital expenditures                                                  (65,907)               (81,231)
                                                               -----------------      -----------------
Net cash used in investing activities                                  (225,479)               (81,231)
                                                               -----------------      -----------------

Financing activities:
  Proceeds from line of credit                                           50,000                655,000
  Cash received from stock options exercised                                                    90,380
  Principal payments on notes payable                                  (783,918)              (369,316)

                                                               -----------------      -----------------
Net cash (used in) provided by financing activities                    (733,918)               376,064
                                                               -----------------      -----------------

Net increase (decrease) in cash                                          81,744               (300,481)

Cash at beginning of period                                               2,089                857,634
                                                               -----------------      -----------------
Cash at end of period                                                  $ 83,833              $ 557,153
                                                               =================      =================

See notes to consolidated financial statements.


                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of the three months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

The Company recorded sales of communication equipment of $96,025 in the first quarter of 2000. The Company initially recognized those sales at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle, retroactive to January 1, 2000, by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, of changing its method of revenue recognition was $(333,275) or $(0.01) per share. However, the effect on the quarter ended March 31, 2000 increased revenue by $264,415, increased cost of goods sold by $129,864 and decreased loss before cumulative effect of change in accounting principle by $88,804, compared to the results previously reported for the quarter ended March 31, 2000, which have been restated accordingly.

NOTE 2 - BALANCE SHEET DETAILS

                                                           3/31/2001             12/31/2000
                                                        ----------------       ----------------

Accounts receivable                                        $3,042,599               $3,320,947
Less allowance for doubtful accounts                           57,521                   57,620
                                                        ----------------       ----------------
                                                           $2,985,078               $3,263,327
                                                         ----------------       ----------------
Inventory:
    Raw materials                                            $811,770                 $693,568
    Work in progress                                          233,667                  204,790
    Finished goods                                            505,057                  502,717
                                                       ----------------        ----------------
                                                           $1,550,494               $1,401,075
   Less allowance for obsolete inventory                       40,000                   40,000
                                                        ----------------       ----------------
                                                           $1,510,494               $1,361,075
                                                        ----------------       ----------------
Property:

   Computers and equipment                                 $1,485,497               $1,428,178
   Furniture and fixtures                                     271,100                  268,310
   Leasehold improvements                                      56,975                   88,832
                                                        ----------------       ----------------
                                                            1,813,572                1,785,320
       Less accumulated depreciation                        1,258,949                1,210,408
                                                        ----------------       ----------------
                                                             $554,623                 $574,912
                                                        ----------------       ----------------

Capitalized software                                         $505,226                 $345,654
   Less accumulated amortization                               15,443                        0
                                                        ----------------       ----------------
                                                             $489,783                 $345,654
                                                        ----------------       ----------------

Goodwill                                                  $11,481,272              $11,481,272
   Less accumulated amortization                            3,046,740                2,817,314
                                                        ----------------       ----------------
                                                           $8,434,532               $8,663,958
                                                        ----------------       ----------------

Patent                                                    $18,000,000              $18,000,000
    Less accumulated amortization                           3,072,115                2,790,865
                                                        ----------------       ----------------
                                                          $14,927,885              $15,209,135
                                                        ----------------       ----------------
Accrued expenses:
    Taxes payable                                            $466,334                 $269,586
    Other accrued expenses                                  1,226,113                1,117,024
                                                        ----------------       ----------------
                                                           $1,692,447               $1,386,610
                                                        ----------------       ----------------


Depreciation expense was $78,665 and $87,316 for the three months ended March 31, 2001 and 2000, respectively. Amortization expense was $526,119 and $621,130 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 3 - NOTES PAYABLE

On February 28, 2000 the Company signed a Change in Terms Agreement (the "Agreement") with a bank increasing the line of credit to $1,750,000 and extending the expiry date to December 29, 2001. On March 13, 2001 the Company signed a second Change in Terms Agreement increasing the interest rate to equal the lender's prime, currently at eight percent, plus one percent. The Company has negotiated a change in the covenants with the bank such that the Company will be in compliance with the covenants as of March 31, 2001. It is anticipated that this third Change in Terms Agreement will be signed during the week of May 21, 2001. The new agreement will increase the interest rate to equal the lender's prime plus two percent and change the financial and operating covenants under the bank debt. At March 31, 2001 the balance on the line of credit was $1,600,000. Pursuant to the Agreement, the bank has prohibited principal payments totaling approximately $710,000 on notes payable, which were due April 1, 2001 to the two former owners of Enerdyne Technologies, Inc. One former owner is a director of the Company.

NOTE 4 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates three reportable business segments: communications, video compression and satellite transmission technology. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The communications segment consists of the operations of Boatracs, Boatracs Gulfport ("Gulfport"), ARCOMS Europe ("Europe") and OceanTrac Limited ("OceanTrac"). The communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS(R) system of satellite-based communication and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). In addition, the Company's wholly owned subsidiaries, Europe and OceanTrac, have agreements with QUALCOMM's authorized service providers in Europe and Canada for marine distribution of OmniTRACS(R) in parts of Europe and Canada. Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

The video compression segment consists of the operations of Enerdyne Technologies, Inc. ("Enerdyne") which the Company acquired in July 1998. Enerdyne is a provider of versatile, high performance digital video compression products and multiplexing equipment to government and commercial markets.

The satellite transmission technology segment consists of the operations of ICTI. ICTI is engaged in designing and implementing bandwidth efficient multimedia satellite networks and develops customized software solutions to manage and allocate available satellite power/bandwidth resources to optimize a satellite system's lifecycle costs.

Corporate overhead expenses have been allocated based on revenue percentages of each segment to total revenues.

Information by industry segment for the three months ended March 31, 2001 is set forth below.

                           Commun-               Video              Satellite
                          ications            Compression           Technology              Consolidated
                       ----------------     ----------------     -----------------      ---------------------
Revenues                    $1,734,106              $711,555            $1,784,566              $4,230,227
Income (loss) from            $273,234             $(483,713)             $472,235                $261,756
operations
Interest income                 $1,131                $1,056                $1,169                  $3,356
Interest expense               $15,393              $156,575               $16,226                $188,194
Depreciation and               $62,730              $380,952              $161,102                $604,784
amortization
Total assets                $3,211,686           $20,724,197            $6,610,608             $30,546,491


Information by industry segment for the three months ended March 31, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).


                           Commun-               Video              Satellite
                          ications            Compression           Technology              Consolidated
                       ----------------     ----------------     -----------------      ---------------------

Revenues                    $1,840,421              $715,745            $1,020,778              $3,576,944
Income (loss) from            $175,795             $(836,365)            $(291,060)              $(951,630)
operations
Interest income                 $4,645                $1,320                $4,937                 $10,902
Interest expense               $42,278              $190,096               $74,536                $306,910
Depreciation and               $72,655              $487,632              $148,159                $708,446
amortization
Total assets                $3,553,920           $27,933,704            $6,976,141             $38,463,765


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues for each of the geographical areas in which the Company operates:

                        3/31/01                         3/31/00
                                Long                           Long
                Revenues     Lived Assets     Revenues      Lived Assets


United States   $2,330,980  $15,966,575      $2,706,288     16,704,036
International    1,899,247        5,716         870,656         47,846
                ----------   ----------      ----------     ----------
Total           $4,230,227  $15,972,291      $3,576,944    $16,751,882
                ----------   ----------      ----------     ----------




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

Overview

The Company has three business segments:
         1.  Boatracs,
         2. Enerdyne Technologies, Inc. ("ENERDYNE"), a wholly owned subsidiary, and
         3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary.

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, one of the major suppliers of equipment sold by the Boatracs business segment, reliance upon QUALCOMM's Network Management Facility through which the Boatracs' business segment message transmissions are formatted and processed, the development of more advanced technology by competitors and continuing technological innovation by the Company. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

For the three months ended March 31, 2001 and 2000

Total revenues for the quarter ended March 31, 2001, were $4,230,227, an increase of $653,283 or 18% compared to total revenues of $3,576,944 for the quarter ended March 31, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,734,106 or 41% of total revenues for the quarter ended March 31, 2001, a decrease of $106,315 or 6% compared to $1,840,421 or 51% of total revenues for the quarter ended March 31, 2000. Revenues for the quarter ended March 31, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by a combination of lower system sales and software which were greater than the increase in data transmission and messaging revenues.

Video compression revenues were $711,555 or 17% of total revenues for the quarter ended March 31, 2001, a decrease of $4,190, or 1%, compared to $715,745 or 20% of total revenues in the prior comparable quarter.

Revenues from satellite transmission technology were $1,784,566 or 42% of total revenues for the quarter ended March 31, 2001 compared to revenues of $1,020,778 or 29% of total revenues in the first quarter of 2000. The increase in revenues of $763,788 or 75% is due primarily to a license fee recorded in the first quarter of 2001.

Communications expenses were $726,488 or 42% of communications revenues for the quarter ended March 31, 2001, a decrease of $55,801 or 7%, compared to $782,289 which represented 43% of communications revenue in the comparable quarter of the prior year. Gross margin for communications remained constant at 58% in the quarter ended March 31, 2001 from 57% in the same period of the prior year.

Video compression expense was $157,301 or 22% of video compression revenues for the quarter ended March 31, 2001, an increase of $1,734 or 1% compared to $155,567 or 22% of video compression revenues in the same period of the prior year. Gross margin remained constant at 78% in the first quarter compared to the prior year.

Satellite transmission technology expenses were $411,309 or 23% of satellite transmission technology revenues for the quarter ended March 31, 2001, a decrease of $224,939 or 35%, compared to $636,248 or 62% of satellite transmission technology revenues in the prior first quarter. The increase in gross margin of 39% to 77% from 38% in the prior year relates to revenues from license fees in the first quarter of 2001 which do not have associated costs. In 2001 license fees represented 71% of total revenues of satellite transmission technology revenues and in 2000 license fees represented 10% of total revenues.

Selling, general and administrative expenses were $2,612,680 or 62% of total revenues for the quarter ended March 31, 2001, a decrease of $88,507 or 3%, compared to $2,701,185 or 76% of total revenues in the prior comparable quarter. Overall, accounting, commissions, insurance, consulting, office and rent expenses increased, offset by a decrease in salary expense. Amortization expense decreased $95,145 to $526,119 due to a charge to goodwill in the fourth quarter of 2000 related to the Enderdyne acquisition, decreasing future amortization expense.

Research and development expenses were $60,693 or 1% of total revenues for the quarter ended March 31, 2001, a decrease of $192,592 or 76% compared to research and development expenses of $253,285 or 7% of total revenues in the prior comparable quarter.

Interest expense, net was $184,838 for the first quarter of 2001 and $296,008 for the first quarter of 2000, a decrease of $111,170 or 38% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax expense for the quarter ended March 31, 2001 was $104,666 compared to income tax benefit of $275,728 in the prior comparable quarter.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2001 was $83,833, an increase of $81,744 compared to the December 31, 2000 cash balance of $2,089. At March 31, 2001, working capital was negative $2,179,512, a decrease of $234,851 from the negative working capital of $2,414,363 at December 31, 2000. Cash of $1,041,141 was provided by operating activities, cash of $225,479 was used in investing activities and cash of $733,918 was used in financing activities in the first three months of 2001.

On March 13, 2001, the Company signed a Change in Terms Agreement increasing the interest rate to equal the lender's prime rate, currently at eight percent, plus one percent. At March 31, 2001, $1,600,000 was drawn on the line of credit. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company has negotiated a change in the covenants with the bank such that the Company will be in compliance with the covenants as of March 31, 2001. It is anticipated that this third Change in Terms Agreement will be signed during the week of May 21, 2001. The new agreement will increase the interest rate to equal the lender's prime plus two percent and change the financial and operating covenants under the bank debt.

Accounts receivable, net of an allowance for uncollectible accounts, decreased by $278,249 to $2,985,078 at March 31, 2001 from $3,263,327 at December 31,
2000. Property, net of accumulated depreciation, was $554,623 at March 31, 2001, a decrease of $20,289 from December 31, 2000, due primarily to depreciation expense and a write off of leasehold improvements in the amount of $37,655. Goodwill, net of accumulated amortization, decreased by $229,426 to $8,434,532 due to amortization expense in the first three months of 2001 and a $6,000,000 write-down of goodwill in the fourth quarter, 2000. Patent, net of accumulated amortization, decreased by $281,250 to $14,927,885 at March 31, 2001 due to amortization expense in the first three months of 2001.

Accounts payable were $1,777,526 at March 31, 2001, an increase of $213,640 compared to $1,563,886 at December 31, 2000, and accrued expenses increased by $305,837 at March 31, 2001 to $1,692,447 due to an increase in the tax accrual. Total notes payable (short-term plus long-term) in the amount of $7,953,301 at March 31, 2001, decreased $733,918 due to a reduction of principal compared to the balance at December 31, 2000.

The Company anticipates making capital expenditures of approximately $300,000 during 2001, excluding assets which may be acquired in acquisitions. To date, the Company has financed its working capital needs through private loans, bank debt, the issuance of common and preferred stock and cash generated from operations. Any expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. When additional funds are raised by issuing equity securities, dilution to the existing shareholders result. If adequate funds are not available in the future, the Company's business would be adversely affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal proceedings to which it is a party.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                           SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                             ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant


May 14,  2001                /s/ MICHAEL L. SILVERMAN
-------------                ------------------------
Date                         MICHAEL SILVERMAN
                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                             CHAIRMAN OF THE BOARD



May 14, 2001                /s/  DEAN B. KERNUS
------------                --------------------------------------
Date                        CHIEF FINANCIAL OFFICER