Form 10QSB
period 2001-06-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2001-08-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For the quarterly period ended June 30, 2001

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



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,143,554 shares of common stock as of August 11, 2001.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months Ended June 30,        Six Months Ended June 30,
                                              2001             2000               2001            2000
                                              ----             ----               ----            ----
REVENUES:                                                  (As restated                       (As restated
                                                           see Note 1)                         see Note 1)

Communications                            $ 1,647,713       $ 1,790,487         3,381,820       $3,630,908
Video compression                             404,790         1,009,807         1,116,345        1,725,552
Satellite transmission technology           2,319,911         1,190,690         4,104,478        2,211,468
                                       ---------------   ---------------   ---------------   --------------
TOTAL REVENUES                              4,372,414         3,990,984         8,602,643        7,567,928
                                       ---------------   ---------------   ---------------   --------------

COSTS AND EXPENSES:
Communications                                697,747           787,036         1,424,236        1,569,325
Video compression                             115,306           261,518           272,608          417,085
Satellite transmission technology             857,243           799,429         1,268,552        1,435,677
                                       ---------------   ---------------   ---------------   --------------
Gross margin                                2,702,118         2,143,001         5,637,247        4,145,841
Selling, general and administrative         2,540,425         2,857,767         5,153,104        5,558,952
Research and development                       36,864           259,882            97,558          513,167
                                       ---------------   ---------------   ---------------   --------------
INCOME (LOSS) FROM OPERATIONS                 124,829          (974,648)          386,585       (1,926,278)
Interest expense - net                       (190,112)         (205,144)         (374,950)        (501,152)
                                       ---------------   ---------------   ---------------   --------------
(LOSS) INCOME BEFORE TAXES                    (65,283)       (1,179,792)           11,635       (2,427,430)
Income tax benefit (expense)                   95,671           320,574            (8,995)         596,302
                                       ---------------   ---------------   ---------------   --------------
INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                    30,388          (859,218)            2,640       (1,831,128)
Cumulative effect of a change in
  accounting principle                           -                 -                 -            (333,275)
                                       ---------------   ---------------   ---------------   --------------
NET INCOME (LOSS)                            $ 30,388        $ (859,218)          $ 2,640     $ (2,164,403)
                                       ===============   ===============   ===============   ==============

BASIC AND DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of a
  change in accounting principle               $ 0.00           $ (0.04)           $ 0.00          $ (0.09)
Cumulative effect on prior years of
  a change in accounting principle               -                 -                 -             $ (0.01)
                                       ---------------   ---------------   ---------------   --------------
INCOME (LOSS) PER COMMON SHARE                 $ 0.00           $ (0.04)           $ 0.00          $ (0.10)
                                       ===============   ===============   ===============   ==============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              21,114,635        20,916,914        21,102,844        20,849,651
Dilutive effect of:
  Employee stock options                       41,618              -               57,908             -
  Warrants                                       -                 -                 -                -
WEIGHTED AVERAGE COMMON SHARES         ---------------   ---------------   ---------------    --------------
  OUTSTANDING                              21,156,253        20,916,914        21,160,752        20,849,651
                                       ===============   ===============   ===============    ==============



See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                            June 30,               December 31,
                                                     ------------------       ------------------
ASSETS                                                       2001                     2000
------                                                       ----                     ----
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                        $711,229                   $2,089
  Restricted cash                                              235,491                  152,099
  Accounts receivable - net                                  2,364,314                3,263,327
  Inventories - net                                          1,483,502                1,361,075
  Prepaid expenses and other assets                          1,772,528                1,328,931
                                                     ------------------       ------------------
        Total current assets                                 6,567,064                6,107,521

LONG TERM CONTRACT RECEIVABLE                                2,000,000                    -
PROPERTY - net                                                 535,628                  574,912
CAPITALIZED SOFTWARE - net                                     923,142                  345,654
GOODWILL - net                                               8,205,105                8,663,958
PATENT - net                                                14,646,635               15,209,135
                                                     ------------------       ------------------
                                                           $32,877,574              $30,901,180
                                                     ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $2,287,588               $1,563,886
  Accrued expenses                                           1,737,086                1,075,149
  Deferred revenue                                           1,163,271                  311,461
  Current portion of notes payable                           3,061,707                5,571,388
                                                     ------------------       ------------------
        Total current liabilities                            8,249,652                8,521,884

DEFERRED REVENUE                                             2,466,667                     -
NOTES PAYABLE                                                3,100,151                3,115,831
DEFERRED TAX LIABILITY                                       6,148,025                6,373,026
                                                     ------------------       ------------------
        Total liabilities                                   19,964,495               18,010,741

STOCKHOLDERS' EQUITY:
Convertible preferred series B stock, no par
   value: 1,000,000 shares authorized, 376.25
   shares issued, liquidation preference
   $10,000 per share                                         3,762,500                3,762,500
Common stock, no par value; 100,000,000 shares
   authorized, 21,143,554 and 21,090,922 shares
   issued and outstanding at 2001 and 2000,
   respectively                                             22,240,750               22,220,750
Accumulated deficit                                        (13,090,171)             (13,092,811)
                                                     ------------------       ------------------
        Total stockholders' equity                          12,913,079               12,890,439
                                                     ------------------       ------------------
                                                           $32,877,574              $30,901,180
                                                     ==================       ==================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                         Six months ended June 30,
                                                                        2001                   2000
                                                                        ----                   ----
                                                                                           (As restated
                                                                                           see note 1)

Operating activities:
Net income (loss)                                                       $ 2,640            $(2,164,403)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
   operating activities:
    Loss on disposal of property                                          7,531                    -
    Deferred tax benefit                                               (225,001)              (266,351)
    Depreciation and amortization                                     1,187,100              1,417,130
    Issuance of common stock warrants                                       -                  139,125
Changes in assets and liabilities:
    Restricted cash                                                     (83,392)                   -
    Accounts receivable, net                                            899,013             1,283,716
    Inventories, net                                                   (122,427)              (214,009)
    Prepaid expenses and other assets                                  (443,597)              (124,888)
    Deferred revenue                                                  1,318,477                      -
    Accounts payable and accrued expenses                             1,405,639             (1,135,200)
                                                               -----------------      -----------------
Net cash provided by (used in) operating activities                   3,945,983             (1,064,880)
                                                               -----------------      -----------------

Investing activities:
   Capitalized software                                                (605,035)                   -
   Capital expenditures                                                (106,447)              (115,274)
                                                               -----------------      -----------------
Net cash used in investing activities                                  (711,482)              (115,274)
                                                               -----------------      -----------------

Financing activities:
  Proceeds from line of credit                                          200,000                955,000
  Payments on line of credit                                           (150,000)              (555,000)
  Issuance of series B preferred stock                                      -                  737,500
  Issuance of common shares, net                                            -                  378,146
  Cash received from stock options exercised                                -                  136,374
  Principal payments on notes payable                                (2,575,361)            (1,101,391)
                                                               -----------------      -----------------
Net cash (used in) provided by financing activities                  (2,525,361)               550,629
                                                               -----------------      -----------------

Net increase (decrease) in cash                                         709,140               (629,525)

Cash at beginning of period                                               2,089                857,634
                                                               -----------------      -----------------

Cash at end of period                                                 $ 711,229              $ 228,109
                                                               =================      =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common shares issued for accounts payable                              $ 20,000                    -
Conversion of Series A Preferred Stock into Series B                        -              $ 3,000,000
Issuance of warrants                                                        -                $ 139,125

See notes to consolidated financial statements.

                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of the three and six months ended June 30, 2001 and 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

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

Prior to the adoption of SAB No. 101, the Company recognized sales of communication equipment at the time the equipment was shipped to customers. However, under the provisions of SAB No.101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle, retroactive to January 1, 2000, by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect of this change through December 31, 1999, which was recorded in 2000, of changing the method of revenue recognition was $(333,275) or $(0.01) per share. However, the effect on the results of operations for the three and six months ended June 30, 2000, which have been restated in accordance with SAB 101, was an increase in revenue of $229,649 and $494,064 respectively, an increase in cost of goods sold by $113,064 and $242,928, and a decrease of loss before cumulative effect of change in accounting principle of $76,945 and $165,749 compared to the results previously reported for the three and six months ended June 30, 2000, respectively.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not have any intangible assets determined to have an indefinite life.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $7.7 million, unamortized identifiable intangible assets in the amount of approximately $14 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,359,522 and $458,853 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.
NOTE 3 - BALANCE SHEET DETAILS

                                                6/30/2001           12/31/2000
                                         ----------------     ----------------
   Accounts receivable                         $1,732,037           $3,185,722
   Accounts receivable - unbilled                 714,798              135,225
    Less allowance for doubtful accounts          (82,521)             (57,620)
                                         ----------------     ----------------
                                               $2,364,314           $3,263,327
                                         ----------------     ----------------
   Inventory:
    Raw materials                                $902,824             $693,568
    Work in progress                              214,251              204,790
    Finished goods                                406,427              502,717
                                          ----------------    ----------------
                                               $1,523,502           $1,401,075
    Less allowance for obsolete inventory          40,000               40,000
                                          ----------------    ----------------
                                               $1,483,502           $1,361,075
                                         ----------------     ----------------
   Property:
    Computers and equipment                    $1,499,438           $1,428,178
    Furniture and fixtures                        271,100              268,310
    Leasehold improvements                         83,574               88,832
                                         ----------------     ----------------
                                                1,854,112            1,785,320
    Less accumulated depreciation               1,318,484            1,210,408
                                         ----------------     ----------------
                                                 $535,628             $574,912
                                         ----------------     ----------------

   Capitalized software                          $950,689             $345,654
    Less accumulated amortization                  27,547                 -
                                         ----------------     ----------------
                                                 $923,142             $345,654
                                         ----------------     ----------------

   Goodwill                                   $11,481,272          $11,481,272
    Less accumulated amortization               3,276,167            2,817,314
                                         ----------------     ----------------
                                               $8,205,105           $8,663,958
                                         ----------------     ----------------

   Patent                                     $18,000,000          $18,000,000
    Less accumulated amortization               3,353,365            2,790,865
                                         ----------------     ----------------
                                              $14,646,635          $15,209,135
                                         ----------------     ----------------
   Accrued expenses
    Taxes payable                                $793,813             $269,586
    Other accrued expenses                        933,444              805,563
                                          ----------------    ----------------
                                               $1,727,257           $1,075,149
                                          ----------------    ----------------


NOTE 4 - SIGNIFICANT CONTRACTS

During the second quarter of 2001, the Company received $1 million in connection with the termination of a license agreement with a customer of Innovative Communications Technologies, Inc. (ICTI). As this fee represented, in part, an agreed-upon amount in lieu of future guaranteed royalty payments contractually due under the original agreement, the Company has recorded the $1 million as satellite transmission technology revenue in the second quarter.

On June 22, 2001, ICTI entered into a new exclusive license agreement for the use of technology. The initial term of the exclusive license is through November 2004. Upon execution of the agreement in the second quarter, the Company received a $1.5 million cash payment, which represents the first of four guaranteed royalty payments totaling $3.5 million to be recorded over the license term. The Company will recognize the guaranteed payments systematically over the license period. Revenue of $83,333 was recorded in the second quarter and the balance received was recorded as deferred revenue. Included in the long term contract receivable on the consolidated balance sheet is $2 million representing the remaining guaranteed payments due under the license agreement.

NOTE 5 - NOTES PAYABLE

On March 13, 2001 the Company signed a Change in Terms Agreement on the Company's line of credit, increasing the interest rate to equal the lender's prime rate, currently at eight percent, plus one percent. Another Change in Terms Agreement was signed May 18, 2001 increasing the interest rate to equal the lender's prime rate plus two percent and changed the financial and operating covenants under the bank debt. At June 30, 2001 the balance on the line of credit was $1,750,000 and a term loan with the bank had been paid in full. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company was in compliance with the debt covenants on June 30, 2001. Pursuant to the Agreement, the bank has prohibited principal payments totaling approximately $1,500,000 on notes payable, which were due over twelve months through July 1, 2001 to the two former owners of Enerdyne Technologies, Inc. One former owner is a director of the Company.

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

Information by business segment for the three months ended June 30, 2001 is set forth below.


                              Commun-               Video              Satellite
                             ications            Compression           Technology              Consolidated
                           ----------------     ----------------     -----------------      ---------------------

Revenues                    $1,647,713              $404,790            $2,319,911              $4,372,414
Income (loss) from            $291,319             $(734,860)             $568,370                $124,829
 operations
Interest expense, net          $16,846              $149,068               $24,198                $190,112
Depreciation and               $45,172              $388,327              $154,291                $587,790
 amortization


Information by business segment for the six months ended June 30, 2001 is set forth below.


                              Commun-               Video               Satellite
                             ications            Compression           Technology              Consolidated
                         ----------------     ----------------     ------------------     ---------------------
Revenues                    $3,381,820            $1,116,345           $4,104,478,              $8,602,643
Income (loss) from            $565,138           $(1,217,236)          $1,038,683                 $386,585
 operations
Interest expense, net          $31,251              $304,914              $38,785                 $374,950
Depreciation and              $107,907              $763,813             $315,380               $1,187,100
 amortization
Total assets                $3,721,666           $20,767,383           $8,388,525              $32,877,574


Information by business segment for the three months ended June 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).


                              Commun-               Video              Satellite
                             ications            Compression           Technology              Consolidated
                         ----------------     ----------------     -----------------      ---------------------

Revenues                    $1,790,487            $1,009,807            $1,190,690              $3,990,984
Income (loss) from            $136,647             $(744,861)            $(366,434)              $(974,648)
 operations
Interest expense, net          $15,186              $182,337                $7,621                $205,144
Depreciation and               $70,823              $490,590              $148,975                $710,388
 amortization




Information by business segment for the six months ended June 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).


                              Commun-               Video              Satellite
                              ications            Compression          Technology              Consolidated
                          ----------------     ----------------     -----------------      ---------------------

Revenues                    $3,630,908            $1,725,552            $2,211,468              $7,567,928
Income (loss) from            $332,173           $(1,589,829)            $(668,622)            $(1,926,278)
 operations
Interest expense, net          $70,733              $386,228               $44,191                $501,152
Depreciation and              $143,235              $976,620              $297,275              $1,417,130
 amortization
Total assets                $3,199,451           $27,661,645            $6,473,086             $37,334,182


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following tables present revenues and long lived assets for each of the geographical areas in which the Company operates:


                              Three months ended 6/30/01                     Three months ended 6/30/00
                              -------------------------                      --------------------------
                                                     Long                                        Long
                             Revenues             Lived Assets               Revenues            Lived Assets
                             --------             ------------               --------            ------------

United States                $2,059,834          $26,306,635                $3,212,581           $31,727,900
International                 2,312,580                3,875                   778,403                32,941
                        -------------------    --------------------    ---------------------    --------------------
Total                        $4,372,414          $26,310,510                $3,990,984           $31,760,841
                        -------------------    --------------------    ---------------------    --------------------

                         Six months ended       Six months ended
                             6/30/01                 6/30/00
                         -----------------       ----------------
                              Revenues             Revenues
United States                $4,390,816           $5,918,869
International                 4,211,827            1,649,059
                        --------------------  -------------------
Total                        $8,602,643           $7,567,928
                        --------------------  -------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

Overview

The Company has three business segments:
  1.  Boatracs, the communications segment,
  2. Enerdyne Technologies, Inc. ("ENERDYNE"), the video compression segment, a wholly owned subsidiary, and
  3. Innovative Communications Technologies, Inc. ("ICTI"), the satellite technology segment, a wholly owned subsidiary.

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

For the three months ended June 30, 2001 and 2000

Total revenues for the quarter ended June 30, 2001, were $4,372,414, an increase of $381,430 or 10% compared to total revenues of $3,990,984 for the quarter ended June 30, 2000.
Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,647,713 or 38% of total revenues for the quarter ended June 30, 2001, a decrease of $142,774 or 8% compared to $1,790,487 or 45% of total revenues for the quarter ended June 30, 2000. Revenues for the quarter ended June 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales which were partially offset by an increase in data transmission and messaging revenues.

Video compression revenues were $404,790 or 9% of total revenues for the quarter ended June 30, 2001, a decrease of $605,017, or 60%, compared to $1,009,807 or 25% of total revenues in the prior comparable quarter. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $2,319,911 or 53% of total revenues for the quarter ended June 30, 2001 compared to revenues of $1,190,690 or 30% of total revenues in the second quarter of 2000. The increase in revenues of $1,129,221 or 95% is due primarily to the license fee recorded in the second quarter of 2001 of $1.0 million.

Communications expenses were $697,747 or 42% of communications revenues for the quarter ended June 30, 2001, a decrease of $89,289 or 11%, compared to $787,036 which represented 44% of communications revenue in the comparable quarter of the prior year. Gross margin for communications increased 2% in the quarter ended June 30, 2001 to 58% from 56% in the same period of the prior year due to an increase in the margins on the sale of Boatracs systems and data transmission and messaging, offset by a decline in the margin on software revenues.

Video compression expense was $115,306 or 28% of video compression revenues for the quarter ended June 30, 2001, a decrease of $146,212 or 56% compared to $261,518 or 26% of video compression revenues in the same period of the prior year. Gross margin declined 2% to 72% in the second quarter compared to the prior year.

Satellite transmission technology expenses were $857,243 or 37% of satellite transmission technology revenues for the quarter ended June 30, 2001, an increase of $57,814 or 7%, compared to $799,429 or 67% of satellite transmission technology revenues in the prior year second quarter. The increase in gross margin of 30% to 63% from 33% in the prior year relates to revenues from a license assignment fee recorded in the second quarter of 2001 which does not have associated costs of good sold.

Selling, general and administrative expenses were $2,540,425 or 58% of total revenues for the quarter ended June 30, 2001, a decrease of $317,342 or 11%, compared to $2,857,767 or 72% of total revenues in the prior year comparable quarter. Amortization expense decreased $98,350 to $522,780 due to an impairment charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $36,864 or 1% of total revenues for the quarter ended June 30, 2001, a decrease of $223,018 or 86% compared to research and development expenses of $259,882 or 7% of total revenues in the prior comparable quarter. The decrease relates to research and development projects having reached technological feasibility and the subsequent costs have been capitalized in accordance with SFAS 86.

Interest expense, net was $190,112 for the second quarter of 2001 and $205,144 for the second quarter of 2000, a decrease of $15,032 or 7% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the quarter ended June 30, 2001 was $95,671 compared to $320,574 the prior comparable quarter.

For the six months ended June 30, 2001 and 2000

Total revenues for the six months ended June 30, 2001, were $8,602,643, an increase of $1,034,715 or 14% compared to total revenues of $7,567,928 for the six months ended June 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $3,381,820 or 39% of total revenues for the six months ended June 30, 2001, a decrease of $249,088 or 7% compared to $3,630,908 or 48% of total revenues for the six months ended June 30, 2000. Revenues for the six months ended June 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales, which were partially offset by an increase in data transmission and messaging revenues.

Video compression revenues were $1,116,345 or 13% of total revenues for the six months ended June 30, 2001, a decrease of $609,207, or 35%, compared to $1,725,552 or 23% of total revenues in the prior comparable period. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $4,104,478 or 48% of total revenues for the six months ended June 30, 2001 compared to revenues of $2,211,468 or 29% of total revenues in the comparable six months of 2000. The increase in revenues of $1,893,010 or 86% is due primarily to license fees recorded in the first and second quarters of 2001 totaling $2.2 million.

Communications expenses were $1,424,236 or 42% of communications revenues for the six months ended June 30, 2001, a decrease of $145,089 or 9%, compared to $1,569,325 which represented 43% of communications revenue in the comparable six months of the prior year. Gross margin for communications increased one percent to 58% in the six months ended June 30, 2001 from 57% in the comparable six months of the prior year, reflecting a higher margin on Boatracs system sales, offset by a reduced margin on software revenue.

Video compression expense was $272,608 or 24% of video compression revenues for the six months ended June 30, 2001, a decrease of $144,477 or 35% compared to $417,085 or 24% of video compression revenues in the same period of the prior year. Gross margin remained constant at 76% in the first six months compared to the same comparable period in the prior year.

Satellite transmission technology expenses were $1,268,552 or 31% of satellite transmission technology revenues for the six months ended June 30, 2001, a decrease of $167,125 or 12%, compared to $1,435,677 or 65% of satellite transmission technology revenues in the prior year six months. The increase in gross margin of 34% to 69% from 35% in the prior year relates to revenues from license fees in the first and second quarter of 2001 which do not have associated costs.

Selling, general and administrative expenses were $5,153,104 or 60% of total revenues for the six months ended June 30, 2001, a decrease of $405,848 or 7%, compared to $5,558,952 or 73% of total revenues in the prior comparable period. Amortization expense decreased $193,361 to $1,048,900 due to an impairment charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $97,558 or 1% of total revenues for the six months ended June 30, 2001, a decrease of $415,609 or 81% compared to research and development expenses of $513,167 or 7% of total revenues in the prior comparable six months. The decrease relates to research and development projects having reached technological feasibility and the subsequent costs have been capitalized.

Interest expense, net was $374,950 for the first six months of 2001 and $501,152 for the first six months of 2000, a decrease of $126,202 or 25% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax expense for the six months ended June 30, 2001 was $8,995 compared to income tax benefit of $596,302 in the prior comparable period.

Liquidity and Capital Resources

The Company's cash balance at June 30, 2001 was $711,229, an increase of $709,140 compared to the December 31, 2000 cash balance of $2,089. At June 30, 2001, working capital was negative $1,682,588, an increase of $731,775 from the negative working capital of $2,414,363 at December 31, 2000. Cash of $3,945,983 was provided by operating activities, cash of $711,482 was used in investing activities and cash of $2,525,361 was used in financing activities in the first six months of 2001. During the quarter ended June 30, 2001, the Company received total payments of $2.5 million related to two different license agreements. Of this payment, $1.8 million was used to pay off its bank term note. Accounts payable increased $723,702 in the second quarter ended June 30, 2001 primarily due to costs incurred with the development of unbilled projects in progress. Accrued expenses increased $661,937 in the second quarter ended June 30, 2001 primarily due to an increase in taxes payable in the amount of $524,227.

On March 13, 2001, the Company signed a Change in Terms Agreement increasing the interest rate to equal the lender's prime rate, currently at eight percent, plus one percent. The Company signed an additional Change in Terms Agreement, dated May 18, 2001 increasing the interest rate to equal the lender's prime rate plus two percent, changing the financial and operating covenants and requiring certain mandatory prepayments on the Company's bank debt. At June 30, 2001, the term loan with the bank had been paid in full and $1,750,000 was drawn on the line of credit. The Company is required to meet certain restrictive financial and operating covenants under the bank debt. The Company was in compliance with the debt covenants on June 30, 2001.
The Company anticipates making capital expenditures of at least $300,000 during 2001, excluding assets which may be acquired in business combinations. To date, the Company has financed its working capital needs through private loans, bank debt, the issuance of common and preferred stock and cash generated from operations. Any expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. When additional funds are raised by issuing equity securities, dilution to the existing shareholders result. If adequate funds are not available in the future, the Company's business would be adversely affected.

The report of independent auditors on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that going forward, it will be able to continue as a going concern. The Company reported an increase in revenues and earnings for the six months ended June 30, 2001 and paid off the term debt with its bank. In addition, the Company received total payments of $2.5 million in the second quarter, related to two difference licence agreements. Thise payments resulted in an increase to cash provided by operating activities. In August, the Company negotiated an increase in its line of credit to $2,000,000 and a reduction in the interest on the line of credit to lender's prime rate plus one and one half percent.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal proceedings to which it is a party.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2001, the Company held its Annual Meeting of Shareholders at the corporate office of Enerdyne Technologies, Inc. ("Enerdyne"), a wholly owned subsidiary, located at 1935 Cordell Court, El Cajon, California.

The following directors were elected:
                                       For                      Against
Michael Silverman                   21,166,436                   12,455
Scott Boden                         20,639,930                  275,708
Mohammed Abutaleb                   21,166,617                   12,455
John Major                          21,161,798                   17,274
Andrew Werth                        21,162,798                   16,274

There were no other proposals for shareholder vote at the Annual Meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On August 1, 2001, the Company filed with the Securities and Exchange Commission a Form 8-K indicating that the Company had dismissed its current certifying accountants and engaged KPMG LLP.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant


August 14,  2001                  /s/ MICHAEL L. SILVERMAN
----------------                 ------------------------
Date                             MICHAEL SILVERMAN
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF
                                 THE BOARD



August 14, 2001                  /s/  DEAN B. KERNUS
---------------                  --------------------------------------
Date                             CHIEF FINANCIAL OFFICER