Form 10QSB
period 2001-09-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2001-11-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2001

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



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,261,627 shares of common stock as of November 11, 2001.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X
                                                                       -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                          2001               2000               2001             2000
                                                          ----               ----               ----             ----
REVENUES:                                                                (As restated                        (As restated
                                                                           see Note 1)                         see Note 1)
Communications                                          $ 1,613,115         $ 1,954,262         4,994,938       $ 5,585,170
Video compression                                           707,546             979,993         1,823,891         2,705,545
Satellite transmission technology                         1,452,113             976,177         5,556,591         3,187,645
                                                      --------------    ----------------   ---------------  ----------------
TOTAL REVENUES                                            3,772,774           3,910,432        12,375,420        11,478,360
                                                      --------------    ----------------   ---------------  ----------------

COSTS AND EXPENSES:
Communications                                              626,384             803,351         2,050,620         2,372,676
Video compression                                           181,047             231,847           453,655           648,932
Satellite transmission technology                           904,596             662,154         2,173,148         2,097,831
                                                      --------------    ----------------   ---------------  ----------------
Gross margin                                              2,060,747           2,213,080         7,697,997         6,358,921
Selling, general and administrative                       2,515,591           2,528,955         7,668,698         8,087,907
Research and development                                     42,796             340,132           140,354           853,299
                                                      --------------    ----------------   ---------------  ----------------
LOSS FROM OPERATIONS                                       (497,640)           (656,007)         (111,055)       (2,582,285)
Interest expense - net                                      103,393             200,515           478,343           701,668
                                                      --------------    ----------------   ---------------  ----------------
LOSS BEFORE TAXES                                          (601,033)           (856,522)         (589,398)       (3,283,953)
Income tax benefit                                           91,772             177,777            82,777           774,079
                                                      --------------    ----------------   ---------------  ----------------
LOSS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                 (509,261)           (678,745)         (506,621)       (2,509,874)
Cumulative effect of a change in accounting principle       -                  -                  -                (333,275)

                                                      --------------    ----------------   ---------------  ----------------
NET LOSS                                                 $ (509,261)         $ (678,745)       $ (506,621)     $ (2,843,149)
                                                      ==============    ================   ===============  ================

BASIC AND DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of a change in
accounting principle                                        $ (0.02)            $ (0.03)          $ (0.02)          $ (0.12)
Cumulative effect on prior years of a change in
accounting principle                                        -                  -                  -                 $ (0.02)

                                                      --------------    ----------------   ---------------  ----------------
LOSS PER COMMON SHARE                                       $ (0.02)            $ (0.03)          $ (0.02)          $ (0.14)
                                                      ==============    ================   ===============  ================


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                        21,198,637          21,085,050        21,135,126        20,926,151




See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                                 September 30,           December 31,
                                                                -----------------     -----------------
ASSETS                                                               2001                  2000
------                                                               ----                  ----
                                                                  (Unaudited)
CURRENT ASSETS:

  Cash                                                                  $211,243              $2,089
  Restricted cash                                                       -                     28,225
  Accounts receivable - net                                            3,129,622           3,263,327
  Contract receivable                                                  2,000,000           -
  Inventories - net                                                    1,480,600           1,361,075
  Prepaid expenses and other assets                                    1,886,165           1,328,931
                                                                -----------------     ---------------
        Total current assets                                           8,707,630           5,983,647

RESTRICTED CASH                                                          230,874             123,874
PROPERTY - net                                                           497,311             574,912
CAPITALIZED SOFTWARE - net                                             1,242,141             345,654
GOODWILL - net                                                         7,975,679           8,663,958
PATENT - net                                                          14,365,385          15,209,135
                                                                -----------------     ---------------

                                                                     $33,019,020         $30,901,180
                                                                -----------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $2,574,936          $1,563,886
  Accrued expenses                                                     2,086,226           1,075,149
  Deferred revenue                                                     1,300,811             311,461
  Current portion of notes payable                                     3,311,707           5,571,388
                                                                -----------------     ---------------
        Total current liabilities                                      9,273,680           8,521,884

DEFERRED REVENUE                                                       2,166,671           -
NOTES PAYABLE                                                          3,096,325           3,115,831
DEFERRED TAX LIABILITY                                                 6,035,526           6,373,026
                                                                -----------------     ---------------
        Total liabilities                                             20,831,798          18,010,741

STOCKHOLDERS' EQUITY:
Convertible preferred series B stock, no par value: 1,000,000 shares authorized, 376.25 shares issued, liquidation
   preference $10,000 per share                                        3,762,500           3,762,500
Common stock, no par value; 100,000,000 shares authorized,
   21,261,627 and 21,090,922 shares issued and outstanding            22,283,750          22,220,750
   at 2001 and 2000, respectively
Accumulated deficit                                                  (13,599,432)        (13,092,811)
                                                                -----------------     ---------------
        Total stockholders' equity                                    12,446,818          12,890,439
                                                                -----------------     ---------------

                                                                     $33,019,020         $30,901,180
                                                                -----------------     ---------------

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine months ended September 30,
                                                                     2001                     2000
                                                                     ----                     ----
                                                                                            (As restated
Operating activities:                                                                        see Note 1)
Net loss                                                              $ (506,621)            $ (2,843,149)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
    Loss on disposal of property                                           7,531                -
    Deferred tax benefit                                                (337,500)                (378,851)
    Depreciation and amortization                                      1,802,064                2,131,441
    Issuance of common stock and stock warrants and options               53,000                  139,125
Changes in assets and liabilities:
    Restricted cash                                                      (78,775)               -
    Accounts receivable, net                                             133,705                1,132,254
    Inventories, net                                                    (119,525)                (317,656)
    Prepaid expenses and other assets                                   (557,234)                (128,592)
    Deferred revenue                                                   1,156,021                -
    Accounts payable and accrued expenses                              2,022,127               (1,154,490)
                                                               ------------------       ------------------
Net cash provided by (used in) operating
activities                                                             3,574,793               (1,419,918)
                                                               ------------------       ------------------

Investing activities:
   Capitalized software                                                 (948,184)               -
   Capital expenditures                                                 (148,268)                (138,849)

                                                               ------------------       ------------------
Net cash used in investing activities                                 (1,096,452)                (138,849)
                                                               ------------------       ------------------

Financing activities:
  Proceeds from line of credit                                           450,000                1,705,000
  Payments on line of credit                                            (150,000)                (755,000)
  Issuance of series B preferred stock                                 -                          762,500
  Issuance of common shares, net                                          10,000                  425,897
  Cash received from stock options exercised                           -                          154,972
  Principal payments on notes payable                                 (2,579,187)              (1,474,142)

                                                               ------------------       ------------------
Net cash (used in) provided by financing activities                   (2,269,187)                 819,227
                                                               ------------------       ------------------

Net increase (decrease) in cash                                          209,154                 (739,540)

Cash at beginning of period                                                2,089                  857,634
                                                               ------------------       ------------------

Cash at end of period                                                  $ 211,243                $ 118,094
                                                               ------------------       ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

  Conversion of Series A Preferred Stock into Series B                        -               $ 3,000,000
  Increase in account receivables due to deferred revenue             $2,000,000                    -


See notes to consolidated financial statements.











                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of the three and nine months ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements, including the recognition of non-refundable up-front payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

Prior to the adoption of SAB No. 101, the Company recognized sales of communication equipment at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle, retroactive to January 1, 2000, by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect of this change through December 31, 1999, which was recorded in 2000, of changing the method of revenue recognition was $(333,275) or $(0.01) per share. However, the effect on the results of operations for the three and nine months ended September 30, 2000, which have been restated in accordance with SAB 101, was an increase in revenue of $198,413 and $692,477 respectively, an increase in cost of goods sold by $93,388 and $336,316, and a decrease of loss before cumulative effect of change in accounting principle of $69,320 and $235,069 compared to the results previously reported for the three and nine months ended September 30, 2000, respectively.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $7.7 million, unamortized identifiable intangible assets in the amount of approximately $14 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,359,522 and $688,279 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No.144 will have a material effect on the Company's consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

                                              9/30/2001       12/31/2000

                                           ----------------  ----------------
Accounts receivable                           $2,124,628         $3,185,722
Accounts receivable - unbilled                 1,087,515            135,225
                                           ----------------  ----------------
                                               3,212,143         $3,320,947
Less allowance for doubtful
accounts                                         (82,521)           (57,620)
                                           ----------------  ----------------
                                              $3,129,622         $3,263,327
                                           ----------------  ----------------
Inventory:
Raw materials                                   $827,862           $693,568
Work in progress                                 243,708            204,790
Finished goods                                   449,030            502,717
                                           ----------------  ----------------
                                              $1,520,600         $1,401,075
Less allowance for obsolete inventory            (40,000)           (40,000)
                                           ----------------  ----------------
                                              $1,480,600         $1,361,075
                                           ----------------  ----------------
Property:
Computers and equipment                       $1,520,121         $1,428,178
Furniture and fixtures                           219,953            268,310
Leasehold improvements                            83,573             88,832
                                           ----------------  ----------------
                                               1,823,647          1,785,320
Less accumulated depreciation                 (1,326,336)        (1,210,408)
                                           ---------------   ----------------
                                                $497,311           $574,912
                                          ----------------  ----------------

Capitalized software                          $1,293,838           $345,654
Less accumulated amortization                    (51,697)                 -
                                          ----------------  ----------------
                                              $1,242,141           $345,654
                                          ----------------  ----------------

Goodwill                                     $11,481,272        $11,481,272
 Less accumulated amortization                (3,505,593)        (2,817,314)
                                          ----------------  ----------------
                                              $7,975,679         $8,663,958
                                          ----------------  ----------------

 Patent                                       $18,000,000        $18,000,000
 Less accumulated amortization                 (3,634,615)        (2,790,865)
                                          ----------------  ----------------
                                              $14,365,385        $15,209,135
                                          ----------------  ----------------
 Accrued expenses:
 Taxes payable                                   $796,586           $269,586
 Other accrued expenses                         1,289,640            805,563
                                          ----------------  ----------------
                                               $2,086,226         $1,075,149
                                          ----------------  ----------------


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

On June 22, 2001, ICTI entered into a new exclusive license agreement for the use of technology. The initial term of the exclusive license is through November 2004. Upon execution of the agreement in the second quarter, the Company received a $1.5 million cash payment, which represents the first of four guaranteed royalty payments totaling $3.5 million to be recorded over the license term. The Company will recognize the guaranteed payments systematically over the license period. Revenue of $83,333 and $250,000 was recognized in the second and third quarters respectively, reducing the balance of deferred revenue related to this license agreement to $3,166,667. Included in the long term contract receivable on the consolidated balance sheet is $2 million representing the remaining guaranteed royalty payments due under the license agreement. In October 2001, the Company signed an agreement that satisfied the remaining guaranteed payments due under this license agreement. See Note 7 - Subsequent Event.

NOTE 5 - NOTES PAYABLE

On August 13, 2001, the Company signed a Change in Terms Agreement with its bank, increasing the line of credit to $2 million from $1.750 million and decreasing the interest rate to equal the lender's prime plus one and one half percent from the lender's prime plus two percent. At September 30, 2001 the balance on the line of credit, expiring December 31, 2001, was $2 million. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company was in compliance with the debt covenants on September 30, 2001. Pursuant to the Agreement, the bank has prohibited principal payments totaling approximately $1,700,000 on notes payable, which were due over twelve months through October 1, 2001 to the two former owners of Enerdyne Technologies, Inc. One former owner is a director of the Company.

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

Information by business segment for the three months ended September 30, 2001 is set forth below.

                    Commun-       Video        Satellite
                    ications    Compression    Technology       Consolidated
                  -----------   ------------  -------------     ------------
Revenues           $1,613,115      $707,546     $1,452,113        $3,772,774
Income (loss)
from operations      $304,211     $(570,052)     $(231,799)        $(497,640)
Interest expense,
net                   $10,915       $82,767         $9,711          $103,393
Depreciation and
amortization          $53,375      $396,282       $152,933          $602,590

Information by business segment for the nine months ended September 30, 2001 is set forth below.

                     Commun-         Video        Satellite
                     ications     Compression    Technology     Consolidated
                    -----------  -------------  ------------  --------------
Revenues          $4,994,938       $1,823,891     $5,556,591    $12,375,420
Income (loss)
from operations     $868,973      $(1,787,919)      $807,891      $(111,055)

Interest expense,
net                  $42,033         $389,249        $47,061       $478,343

Depreciation and
amortization        $161,242       $1,172,402       $468,420     $1,802,064

Total assets      $2,547,468      $20,927,949     $9,543,603    $33,019,020



Information by business segment for the three months ended September 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                    Commun-         Video       Satellite
                   ications      Compression    Technology       Consolidated
                  -------------- -----------   -----------     --------------
Revenues           $1,954,262        $979,993     $976,177        $3,910,432
Income (loss)
from operations      $382,145       $(595,049)   $(443,103)        $(656,007)
Interest expense,
net                   $16,146        $176,156       $8,213          $200,515
Depreciation and
amortization          $72,375        $491,366     $148,866          $712,607

Information by business segment for the nine months ended September 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                     Commun-       Video         Satellite
                    ications    Compression      Technology     Consolidated
                  -----------  -------------   -------------   --------------
Revenues          $5,585,170    $2,705,545       $3,187,645     $11,478,360
Income (loss)
from operations     $713,463   $(2,185,458)     $(1,110,290)    $(2,582,285)
Interest expense,
net                  $87,981      $563,076          $50,611        $701,668
Depreciation and
amortization        $215,597    $1,469,687         $446,157      $2,131,441

Total assets      $3,256,851   $27,331,158       $6,204,235     $36,792,244


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following tables present revenues and long lived assets for each of the geographical areas in which the Company operates:

                     Three months ended 9/30/01      Three months ended 9/30/00
                         --------------------           --------------------
                                       Long                               Long
                    Revenues       Lived Assets       Revenues      Lived Assets


United States       $2,301,909    $24,309,024        $3,251,738      $31,046,285
International        1,470,865          2,366           658,694           32,941
                  ------------------------------  --------------   -------------
Total               $3,772,774    $24,311,390        $3,910,432      $31,079,226
                  ------------------------------  --------------   -------------

                 Nine months ended        Nine months ended
                      9/30/01                  9/30/00
                      -------                  -------
                     Revenues                  Revenues
United States         $6,692,728                $9,170,607
International          5,682,692                 2,307,753
                 -------------------        ------------------
Total                $12,375,420               $11,478,360
                  ------------------        ------------------

NOTE 7 - SUBSEQUENT EVENTS

In October, 2001 the Company received approximately $1.4 million, satisfying an obligation for it to be paid future guaranteed royalty payments totaling $2.0 million. These future guaranteed royalty payments had been due to be paid at specified dates in 2003 and 2004. See Note 4 - Significant Contracts. The amount received of $1.4 million may be applied by the payer against any royalties or other fees owed to the Company up to the original amount of future guaranteed royalty payments of $2 million, adjusted for interest.

On October 31, 2001, the Company announced that it has entered into a letter of intent regarding the potential sale of the assets of its Boatracs business unit to Qualcomm Wireless Business Solutions, a division of Qualcomm Incorporated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

Overview

The Company has three business segments:
1.  Boatracs, the communications segment,
2. Enerdyne Technologies, Inc. ("ENERDYNE"), the video compression segment, a wholly owned subsidiary, and
3. Innovative Communications Technologies, Inc.("ICTI"),the satellite technology segment, a wholly owned subsidiary.

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

For the three months ended September 30, 2001 and 2000

Total revenues for the quarter ended September 30, 2001, were $3,772,774, a decrease of $137,658 or 4% compared to total revenues of $3,910,432 for the quarter ended September 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,613,115 or 43% of total revenues for the quarter ended September 30, 2001, a decrease of $341,147 or 17% compared to $1,954,262 or 50% of total revenues for the quarter ended September 30, 2000. Revenues for the quarter ended September 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales and a small decrease in data transmission and messaging revenues.

Video compression revenues were $707,546 or 19% of total revenues for the quarter ended September 30, 2001, a decrease of $272,447 or 28%, compared to $979,993 or 25% of total revenues in the prior comparable quarter. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $1,452,113 or 38% of total revenues for the quarter ended September 30, 2001 compared to revenues of $976,177 or 25% of total revenues in the third quarter of 2000. The increase in revenues of $475,936 or 49% is due primarily to an increase in system integration projects during the quarter and increased royalty payments.

Communications expenses were $626,384 or 39% of communications revenues for the quarter ended September 30, 2001, a decrease of $176,967 or 22%, compared to $803,351 which represented 41% of communications revenue in the comparable quarter of the prior year. Gross margin for communications increased 2% in the quarter ended September 30, 2001 to 61% from 59% in the same period of the prior year due to an increase in the margins on the sale of Boatracs systems, offset by a decline in the margin on software revenues.

Video compression expense was $181,047 or 26% of video compression revenues for the quarter ended September 30, 2001, a decrease of $50,800 or 22% compared to $231,847 or 24% of video compression revenues in the same period of the prior year. Gross margin declined 2% to 74% in the third quarter compared to a 76% margin in the same quarter of the prior year.

Satellite transmission technology expenses were $904,596 or 62% of satellite transmission technology revenues for the quarter ended September 30, 2001, an increase of $242,442 or 37%, compared to $662,154 or 68% of satellite transmission technology revenues in the prior year third quarter. The increase in gross margin of 6% to 38% from 32% in the prior year relates primarily to revenues from royalty payments recorded in the third quarter of 2001 which do not have associated costs of good sold.

Selling, general and administrative expenses were $2,515,591 or 67% of total revenues for the quarter ended September 30, 2001, a decrease of $13,364 or 1%, compared to $2,528,955 or 65% of total revenues in the prior year comparable quarter. Salary, rent and office supplies increased in the third quarter compared to the prior third quarter offset by decreases in accounting, insurance, legal and marketing expenses. Amortization expense decreased $86,304 to $534,826 due to an impairment charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $42,796 or 1% of total revenues for the quarter ended September 30, 2001, a decrease of $297,336 or 87% compared to research and development expenses of $340,132 or 9% of total revenues in the prior comparable quarter. The decrease relates to research and development projects having reached technological feasibility and the subsequent costs have been capitalized in accordance with SFAS 86.

Interest expense, net was $103,393 for the third quarter of 2001 and $200,515 for the third quarter of 2000, a decrease of $97,122 or 48% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the quarter ended September 30, 2001 was $91,772 compared to an income tax benefit of $177,777 the prior comparable quarter.

For the nine months ended September 30, 2001 and 2000

Total revenues for the nine months ended September 30, 2001, were $12,375,420, an increase of $897,060 or 8% compared to total revenues of $11,478,360 for the nine months ended September 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $4,994,938 or 40% of total revenues for the nine months ended September 30, 2001, a decrease of $590,232 or 11% compared to $5,585,170 or 49% of total revenues for the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales partially offset by an increase in data transmission and messaging revenues.

Video compression revenues were $1,823,891 or 15% of total revenues for the nine months ended September 30, 2001, a decrease of $881,654, or 33%, compared to $2,705,545 or 23% of total revenues in the prior comparable period. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $5,556,591 or 45% of total revenues for the nine months ended September 30, 2001 compared to revenues of $3,187,645 or 28% of total revenues in the comparable nine months of 2000. The increase in revenues of $2,368,946 or 74% is due primarily to license fees recorded in the first and second quarters of 2001 totaling $2.2 million.

Communications expenses were $2,050,620 or 41% of communications revenues for the nine months ended September 30, 2001, a decrease of $322,056 or 14%, compared to $2,372,676 which represented 42% of communications revenue in the comparable nine months of the prior year. Gross margin for communications increased one percent to 59% in the nine months ended September 30, 2001 from 58% in the comparable nine months of the prior year, reflecting a higher margin on Boatracs system sales, offset by a reduced margin on software revenue. Data transmission and messaging revenues remained constant.

Video compression expense was $453,655 or 25% of video compression revenues for the nine months ended September 30, 2001, a decrease of $195,277 or 30% compared to $648,932 or 24% of video compression revenues in the same period of the prior year. Gross margin decreased by one percent to 75%.

Satellite transmission technology expenses were $2,173,148 or 39% of satellite transmission technology revenues for the nine months ended September 30, 2001, an increase of $75,317 or 4%, compared to $2,097,831 or 66% of satellite transmission technology revenues in the prior year nine months. The increase in gross margin of 27% to 61% from 34% in the prior year relates to revenues from license fees in the first and second quarter of 2001 that do not have associated costs.

Selling, general and administrative expenses were $7,668,698 or 62% of total revenues for the nine months ended September 30, 2001, a decrease of $419,209 or 5%, compared to $8,087,907 or 70% of total revenues in the prior comparable period. Salary, travel and marketing expenses declined for the nine months offset by increases in commission and rent expenses. Amortization expense decreased $279,665 to $1,583,726 due to an impairment charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $140,354 or 1% of total revenues for the nine months ended September 30, 2001, a decrease of $712,945 or 84% compared to research and development expenses of $853,299 or 7% of total revenues in the prior comparable nine months. The decrease relates to research and development projects having reached technological feasibility and the subsequent costs have been capitalized.

Interest expense, net was $478,343 for the first nine months of 2001 and $701,668 for the first nine months of 2000, a decrease of $223,325 or 32% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the nine months ended September 30, 2001 was $82,777 compared to income tax benefit of $774,079 in the prior comparable period.

Liquidity and Capital Resources

The Company's cash balance at September 30, 2001 was $211,243, an increase of $209,154 compared to the December 31, 2000 cash balance of $2,089. At September 30, 2001, working capital was negative $566,050, an increase of $1,972,187 from the negative working capital of $2,538,237 at December 31, 2000. Cash of $3,574,793 was provided by operating activities, cash of $1,096,452 was used in investing activities and cash of $2,269,187 was used in financing activities in the first nine months of 2001. During the nine months ended September 30, 2001, the Company received total payments of $2.5 million related to two different license agreements. Of this payment, $1.8 million was used to pay off the Company's bank term note.

On August 13, 2001, the Company signed a Change in Terms Agreement increasing the line of credit to $2 million from $1.75 million and decreasing the interest rate to equal the lender's prime plus one and one half percent from the lender's prime plus two percent. At September 30, 2001, $2,000,000 was drawn on the line of credit expiring December 31, 2001. The Company is required to meet certain restrictive financial and operating covenants under the bank debt. The Company was in compliance with the debt covenants on September 30, 2001.

The Company anticipates making capital expenditures of at least $100,000 in the fourth quarter, 2001, excluding assets that may be acquired in business combinations. To date, the Company has financed its working capital needs through private loans, bank debt, the issuance of common and preferred stock and cash generated from operations. Any expansion of the Company's business may require a commitment of substantial funds. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. When additional funds are raised by issuing equity securities, dilution to the existing shareholders result. If adequate funds are not available in the future, the Company's business would be adversely affected.

The report of independent auditors on the Company's December 31, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that going forward, it will be able to continue as a going concern. The Company reported an increase in revenues and earnings for the nine months ended September 30, 2001 and paid off the term debt with its bank. In addition, the Company received total payments of $2.5 million in the second quarter relating to two different license agreements. This payment resulted in an increase to cash provided by operating activities. In August, the Company negotiated an increase in its line of credit to $2,000,000 and a reduction in the interest on the line of credit to lender's prime rate plus one and one half percent. See
Note 7 - Subsequent Event

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



                                   ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant


November 14,  2001                 /s/ MICHAEL L. SILVERMAN
------------------                 ------------------------
Date                               MICHAEL SILVERMAN
                                   PRESIDENT, CHIEF EXECUTIVE OFFICER CHAIRMAN
                                   OF THE BOARD



November 14, 2001                  /s/  DEAN B. KERNUS
-----------------                  --------------------------------------
Date                               CHIEF FINANCIAL OFFICER