Form 10QSB/A
period 2001-03-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-05-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Three Months Ended March 31,
                                                      2001                    2000
REVENUES:                                         (As restated            (As restated
                                                  see Note 1 )            see Note 1)


Communications                                        $ 1,734,106            $ 1,840,421
Video compression                                         711,555                715,745
Satellite transmission technology                         651,233              1,020,778
                                                ------------------      -----------------
TOTAL REVENUES                                          3,096,894              3,576,944
                                                ------------------      -----------------

COSTS AND EXPENSES:
Communications                                            726,488                782,289
Video compression                                         157,301                155,567
Satellite transmission technology                         411,309                636,248
                                                ------------------      -----------------
Gross Margin                                            1,801,796              2,002,840
Selling, general and administrative                     2,612,680              2,701,185
Research and development                                  187,390                253,285
                                                ------------------      -----------------
LOSS FROM OPERATIONS                                     (998,274)              (951,630)
Interest expense - net                                   (184,838)              (296,008)
                                                ------------------      -----------------
LOSS BEFORE TAXES                                      (1,183,112)            (1,247,638)
Income tax benefit                                        259,575               275,728
                                                ------------------      -----------------
LOSS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               (923,537)              (971,910)
Cumulative effect on prior years
(to December 31, 1999)of changing
method of revenue recognition - net                                             (333,275)

                                                ------------------      -----------------
NET LOSS                                               $ (923,537)          $ (1,305,185)
                                                ==================      =================


BASIC AND DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of a
change in accounting principle                          $ (0.04)               $ (0.05)
Cumulative effect on prior years of
changing method of revenue recognition
 - net                                                                          $ (0.01)

                                               ------------------      -----------------
LOSS PER COMMON SHARE                                   $ (0.04)               $ (0.06)
                                               ==================      =================



WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                          21,090,922             20,782,388
Dilutive effect of:
Employee stock options                                         -                      -
Warrants                                                       -                      -
Weighted average of common
shares outstanding,
  assuming dilution                                    21,090,922             20,782,388



See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                     March 31,              December 31,
                                                  -----------------       ------------------
ASSETS                                                 2001                     2000
                                                    (Unaudited)
CURRENT ASSETS:                                      Restated (See
                                                     Note 1)

  Cash                                                     $83,833                   $2,089
  Restricted cash                                          123,874                  152,099
  Accounts receivable - net                              2,985,078                3,263,327
  Inventories - net                                      1,510,494                1,361,075
  Prepaid expenses and other assets                      1,436,389                1,328,931
                                                  -----------------       ------------------
        Total current assets                             6,139,668                6,107,521

PROPERTY - net                                             554,623                  574,912
CAPITALIZED SOFTWARE - net                                 363,086                  345,654
GOODWILL - net                                           8,434,532                8,663,958
PATENT - net                                            14,927,885               15,209,135
                                                  -----------------       ------------------

TOTAL                                                  $30,419,794              $30,901,180
                                                  =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $1,777,526               $1,563,886
  Accrued expenses                                       1,088,978                1,386,610
  Current portion of deferred revenue                      800,000
  Current portion of notes payable                       4,849,207                5,571,388
                                                  -----------------       ------------------
        Total current liabilities                        8,515,711                8,521,884

DEFERRED REVENUE                                           572,561
NOTES PAYABLE                                            3,104,094                3,115,831
DEFERRED TAX LIABILITY                                   6,260,526                6,373,026

STOCKHOLDERS' EQUITY:
Convertible preferred series B stock,
no par value: 1,000,000 shares authorized,
376.25 shares issued, liquidation
preference $10,000 per share                             3,762,500                3,762,500
Common stock, no par value; 100,000,000
shares authorized, 21,090,922 shares
issued and outstanding at 2001 and 2000                 22,220,750               22,220,750
Accumulated deficit                                    (14,016,348)             (13,092,811)
                                                  -----------------       ------------------
        Total stockholders' equity                      11,966,902               12,890,439
                                                  -----------------       ------------------

TOTAL                                                  $30,419,794              $30,901,180
                                                  =================       ==================

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                      Three months ended March 31,
                                                                     2001                   2000
                                                                    Restated (see          Restated
                                                                    Note 1)

Operating activities:
Net loss                                                              $(923,537)           $(1,305,185)
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Loss on disposal of property                                          7,531
    Deferred tax benefit                                               (112,500)              (108,104)
    Depreciation and amortization                                       604,784                708,446
    Issuance of stock warrant                                                                   82,170
Changes in assets and liabilities:
    Restricted cash                                                      28,225
    Accounts receivable, net                                            278,249              1,028,480
    Inventories, net                                                   (149,419)              (100,515)
    Prepaid expenses and other assets                                  (107,458)              (109,044)
    Accounts payable and accrued expenses                               (83,992)              (791,562)
    Deferred revenue                                                  1,372,561

                                                               -----------------      -----------------
Net cash provided by (used in) operating activities                     914,444               (595,314)
                                                               -----------------      -----------------

Investing activities:
   Capitalized software                                                 (32,875)
   Capital expenditures                                                 (65,907)               (81,231)

                                                               -----------------      -----------------
Net cash used in investing activities                                   (98,782)               (81,231)
                                                               -----------------      -----------------

Financing activities:
  Proceeds from line of credit                                           50,000                655,000
  Cash received from stock options exercised                                                    90,380
  Principal payments on notes payable                                  (783,918)              (369,316)

                                                               -----------------      -----------------
Net cash (used in) provided by financing activities                    (733,918)               376,064
                                                               -----------------      -----------------

Net increase (decrease) in cash                                          81,744               (300,481)

Cash at beginning of period                                               2,089                857,634
                                                               -----------------      -----------------

Cash at end of period                                                  $ 83,833              $ 557,153
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

Restatement. This amendment to ARCOMS' quarterly report on Form 10-QSB/A for the three month period ended March 31, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our original Form 10-QSB to reflect the restatement of our consolidated financial statements. This restatement relates to certain capitalized software costs and revenue recognition of one particular licensing agreement.

Subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2001, we determined that certain software products for which costs had been capitalized had not met the definition of technological feasibility as provided in Statement of Financial Accounting Standards No. 86. Accordingly, we are restating our financial statements for this quarter to reflect the presentation of such costs as research and development. The restatement results in an increase in research and development expenses of $126,697 for the quarter ended March 31, 2001.

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2001, we determined that it would have been preferable to recognize one time based license fee ratably over the term of the agreementbased on guidance provided by Staff Accounting Bulleting No. 101 issued by the U.S. Securities and Exchange Commission, rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in a decrease to satellite transmission technology revenue of $1,133,333 for the quarter ended March 31, 2001.

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

NOTE 2 - BALANCE SHEET DETAILS

                                          3/31/2001             12/31/2000
                                      ----------------       ----------------
Accounts receivable                       $3,042,599               $3,320,947
Less allowance for doubtful
accounts                                      57,521                   57,620
                                       ----------------       ----------------
                                          $2,985,078               $3,263,327
                                       ----------------       ----------------
Inventory:
  Raw materials                             $811,770                 $693,568
  Work in progress                           233,667                  204,790
  Finished goods                             505,057                  502,717
                                        ----------------      ----------------
                                          $1,550,494               $1,401,075
Less allowance for
  obsolete inventory                          40,000                   40,000
                                       ----------------       ----------------
                                          $1,510,494               $1,361,075
                                       ----------------       ----------------
Property:
    Computers and equipment               $1,485,497               $1,428,178
    Furniture and fixtures                   271,100                  268,310
    Leasehold improvements                    56,975                   88,832
                                       ----------------       ----------------
                                           1,813,572                1,785,320
    Less accumulated depreciation          1,258,949                1,210,408
                                       ----------------      ----------------
                                            $554,623                 $574,912
                                       ----------------       ----------------

 Capitalized software                       $378,529                 $345,654
  Less accumulated amortization               15,443                        0
                                       ----------------       ----------------
                                            $363,086                 $345,654
                                       ----------------       ----------------

Goodwill                                 $11,481,272              $11,481,272
 Less accumulated amortization             3,046,740                2,817,314
                                       ----------------       ----------------
                                          $8,434,532               $8,663,958
                                       ----------------       ----------------

Patent                                   $18,000,000              $18,000,000
 Less accumulated amortization             3,072,115                2,790,865
                                       ----------------       ----------------
                                         $14,927,885              $15,209,135
                                       ----------------       ----------------
 Accrued expenses:
     Taxes payable                          $102,093                 $269,586
     Other accrued expenses                  986,885                1,117,024
                                       ----------------       ----------------
                                          $1,088,978               $1,386,610
                                       ----------------       ----------------


Depreciation expense was $78,665 and $87,316 for the three months ended March 31, 2001 and 2000, respectively. Amortization expense was $526,119 and $621,130 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 3 - NOTES PAYABLE

On  February  28,  2000 the  Company  signed a Change  in Terms  Agreement  (the
"Agreement") with a bank increasing the line of credit to $1,750,000 and extending the expiry date to December 29, 2001. On March 13, 2001 the Company signed a second Change in Terms Agreement increasing the interest rate to equal the lender's prime, currently at eight percent, plus one percent. The Company has negotiated a change in the covenants with the bank such that the Company is in compliance with the covenants as of March 31, 2001. This third Change in Terms Agreement was signed on May 18, 2001. The new agreement increases the interest rate to equal the lender's prime plus two percent and changes the financial and operating covenants under the bank debt. At March 31, 2001 the balance on the line of credit was $1,600,000. Pursuant to the Agreement, the bank has prohibited principal payments totaling approximately $710,000 on notes payable, which were due April 1, 2001 to the two former owners of Enerdyne Technologies, Inc. One former owner is a director of the Company.

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

Information by industry segment for the three months ended March 31, 2001 is set forth below.

                      Commun-       Video        Satellite
                     ications    Compression     Technology    Consolidated
                     -------------------------  -------------- --------------
 Revenues            $1,734,106      $711,555        $651,233    $3,096,894

 Income (loss)from     $198,993     $(614,774)      $(582,493)    $(998,274)
 operations
 Interest income         $1,131        $1,056          $1,169        $3,356
 Interest expense       $21,021      $158,884          $8,289      $188,194

 Depreciation and       $64,104      $381,517        $159,163      $604,784
 amortization
 Total assets        $3,211,686   $20,623,599      $6,584,509   $30,419,794

Information by industry segment for the three months ended March 31, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                     Commun-          Video       Satellite
                    ications       Compression    Technology     Consolidated
                    -------------  -------------- -------------- --------------
Revenues              $1,840,421         $715,745     $1,020,778     $3,576,944
Income (loss) from      $175,795        $(836,365)     $(291,060)     $(951,630)
operations
Interest income           $4,645           $1,320         $4,937        $10,902
Interest expense         $42,278         $190,096        $74,536       $306,910

Depreciation and         $72,655         $487,632       $148,159       $708,446
amortization

Total assets          $3,553,920      $27,933,704     $6,976,141    $38,463,765


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following table presents revenues for each of the geographical areas in which the Company operates:

                            3/31/01                               3/31/00
                                   Long                              Long
                 Revenues      Lived Assets        Revenues      Lived Assets


United States    $2,330,980   $15,839,878         $2,706,288     16,704,036
International       765,914         5,716            870,656         47,846
               ---------------------------  ------------------ --------------
Total            $3,096,894   $15,845,594         $3,576,944     $16,751,882
               ----------------------------  ------------------ --------------



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

For the three months ended March 31, 2001 and 2000

Total revenues for the quarter ended March 31, 2001, were $3,096,894, a decrease of $480,050 or 13% compared to total revenues of $3,576,944 for the quarter ended March 31, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,734,106 or 56% of total revenues for the quarter ended March 31, 2001, a decrease of $106,315 or 6% compared to $1,840,421 or 51% of total revenues for the quarter ended March 31, 2000. Revenues for the quarter ended March 31, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by a combination of lower system sales and software which were greater than the increase in data transmission and messaging revenues.

Video compression revenues were $711,555 or 23% of total revenues for the quarter ended March 31, 2001, a decrease of $4,190, or 1%, compared to $715,745 or 20% of total revenues in the prior comparable quarter.

Revenues from satellite transmission technology were $651,233 or 21% of total revenues for the quarter ended March 31, 2001 compared to revenues of $1,020,778 or 29% of total revenues in the first quarter of 2000. The decrease in revenues of $369,545 or 36% is due primarily to a decrease in system integration revenues in the first quarter.

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

Satellite transmission technology expenses were $411,309 or 63% of satellite transmission technology revenues for the quarter ended March 31, 2001, a decrease of $224,939 or 35%, compared to $636,248 or 62% of satellite transmission technology revenues in the prior first quarter. Gross margin remained constant.

Selling, general and administrative expenses were $2,612,680 or 84% of total revenues for the quarter ended March 31, 2001, a decrease of $88,505 or 3%, compared to $2,701,185 or 76% of total revenues in the prior comparable quarter. Overall, accounting, commissions, insurance, consulting, office and rent expenses increased, offset by a decrease in salary expense. Amortization expense decreased $95,145 to $526,119 due to a charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $187,390 or 6% of total revenues for the quarter ended March 31, 2001, a decrease of $65,895 or 26% compared to research and development expenses of $253,285 or 7% of total revenues in the prior comparable quarter.

Interest expense, net was $184,838 for the first quarter of 2001 and $296,008 for the first quarter of 2000, a decrease of $111,170 or 38% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the quarter ended March 31, 2001 was $259,575 compared to income tax benefit of $275,728 in the prior comparable quarter.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2001 was $83,833, an increase of $81,744 compared to the December 31, 2000 cash balance of $2,089. At March 31, 2001, working capital was negative $2,376,043 a decrease of $38,320 from the negative working capital of $2,414,363 at December 31, 2000. Cash of $914,444 was provided by operating activities, cash of $98,782 was used in investing activities and cash of $733,918 was used in financing activities in the first three months of 2001.

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

During the first quarter ended March 31, 2001 the Company received $1.2 million from a license fee. This fee is being amortized to revenues over 18 months, the life of the agreement.

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

Accounts payable were $1,777,526 at March 31, 2001, an increase of $213,640 compared to $1,563,886 at December 31, 2000, and accrued expenses decreased by $297,632 March 31, 2001 to $1,088,978 due to an increase in the tax accrual. Total notes payable (short-term plus long-term) in the amount of $7,953,301 at March 31, 2001, decreased $733,918 due to a reduction of principal compared to the balance at December 31, 2000.

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



                        ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc.
                        Registrant


May 7,  2002          /s/ MICHAEL L. SILVERMAN
Date                      MICHAEL SILVERMAN
                        PRESIDENT, CHIEF EXECUTIVE OFFICER CHAIRMAN OF THE BOARD



May 7,  2002           /s/  DEAN B. KERNUS
Date                     CHIEF FINANCIAL OFFICER