Form 10QSB/A
period 2001-03-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-05-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                  FORM 10-QSB/A

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

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2001, we determined that it would have been preferable to recognize one time based license fee ratably over the term of the agreement based on guidance provided by Staff Accounting Bulleting No.101 issued by the U.S. Securities and Exchange Commission, rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in a decrease to satellite transmission technology revenue of $1,133,333 for the quarter ended March 31, 2001.

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



                        ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc.
                        Registrant


May 13,  2002          /s/ MICHAEL L. SILVERMAN
Date                      MICHAEL SILVERMAN
                        PRESIDENT, CHIEF EXECUTIVE OFFICER CHAIRMAN OF THE BOARD



May 13,  2002           /s/  DEAN B. KERNUS
Date                     CHIEF FINANCIAL OFFICER