Form 10QSB/A
period 2001-06-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-05-14
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 1
                                  FORM 10-QSB/A

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
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            2001              2000              2001             2000
REVENUES:                                                 Restated        (As restated        Restated       (As restated
                                                           see Note 1     see Note 1)          see Note 1     see Note 1)
Communications                                            $ 1,647,713       $ 1,790,487         3,381,820       $3,630,908
Video compression                                             404,790         1,009,807         1,116,345        1,725,552
Satellite transmission technology                           2,519,911         1,190,690         3,171,145        2,211,468
                                                       ---------------   ---------------   ---------------   --------------
TOTAL REVENUES                                              4,572,414         3,990,984         7,669,310        7,567,928
                                                       ---------------   ---------------   ---------------   --------------

COSTS AND EXPENSES:
Communications                                                697,747           787,036         1,424,236        1,569,325
Video compression                                             115,306           261,518           272,608          417,085
Satellite transmission technology                             857,243           799,429         1,268,552        1,435,677
                                                       ---------------   ---------------   ---------------   --------------
Gross margin                                                2,902,118         2,143,001         4,703,914        4,145,841
Selling, general and administrative                         2,540,425         2,857,767         5,153,104        5,558,952
Research and development                                      584,540           259,882           771,931          513,167
                                                       ---------------   ---------------   ---------------   --------------
LOSS FROM OPERATIONS                                         (222,847)         (974,648)       (1,221,121)      (1,926,278)
Interest expense - net                                       (190,112)         (205,144)         (374,950)        (501,152)
                                                       ---------------   ---------------   ---------------   --------------
LOSS BEFORE TAXES                                            (412,959)       (1,179,792)       (1,596,071)      (2,427,430)
Income tax benefit                                             90,603           320,574           350,178          596,302
                                                       ---------------   ---------------   ---------------   --------------
LOSS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   (322,356)         (859,218)       (1,245,893)      (1,831,128)
Cumulative effect of a change in accounting principle         -                 -                 -               (333,275)

                                                       ---------------   ---------------   ---------------   --------------
NET LOSS                                                   $ (322,356)       $ (859,218)      $(1,245,893)    $ (2,164,403)
                                                       ===============   ===============   ===============   ==============

BASIC AND DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of a change in
accounting principle                                          $ (0.02)          $ (0.04)          $ (0.06)         $ (0.09)
Cumulative effect on prior years of a change in
accounting principle                                          -                 -                 -                $ (0.01)

                                                       ---------------   ---------------   ---------------   --------------
INCOME (LOSS) PER COMMON SHARE                                $ (0.02)          $ (0.04)          $ (0.06)         $ (0.10)
                                                       ===============   ===============   ===============   ==============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                              21,114,635        20,916,914        21,102,844       20,849,651
Dilutive effect of:
  Employee stock options                                       41,618        -                     57,908          -
  Warrants                                                   -                 -                 -                 -
WEIGHTED AVERAGE COMMON SHARES
                                                       ---------------   ---------------   ---------------   --------------

  OUTSTANDING                                              21,156,253        20,916,914        21,160,752       20,849,651
                                                       ===============   ===============   ===============   ==============



See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                        June 30,                 December 31,
                                                      ----------------        ------------------
ASSETS                                                    2001                     2000
                                                       (Unaudited)
                                                       Restated See note 1
CURRENT ASSETS:
  Cash                                                       $711,229                   $2,089
  Restricted cash                                             235,491                  152,099
  Accounts receivable - net                                 2,364,314                3,263,327
  Inventories - net                                         1,483,502                1,361,075
  Prepaid expenses and other assets                         1,772,528                1,328,931
                                                      ----------------       ------------------
        Total current assets                                6,567,064                6,107,521

LONG TERM CONTRACT RECEIVABLE                               2,000,000                -
PROPERTY - net                                                535,628                  574,912
CAPITALIZED SOFTWARE - net                                    248,769                  345,654
GOODWILL - net                                              8,205,105                8,663,958
PATENT - net                                               14,646,635               15,209,135
                                                      ----------------       ------------------

                                                          $32,203,201              $30,901,180
                                                      ================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $2,287,588               $1,563,886
  Accrued expenses                                          1,377,913                1,075,149
  Deferred revenue                                          1,963,271                  311,461
  Current portion of notes payable                          3,061,707                5,571,388
                                                      ----------------       ------------------
        Total current liabilities                           8,690,479                8,521,884

DEFERRED REVENUE                                            2,600,000                -
NOTES PAYABLE                                               3,100,151                3,115,831
DEFERRED TAX LIABILITY                                      6,148,025                6,373,026
                                                      ----------------       ------------------
        Total liabilities                                  20,538,655               18,010,741

STOCKHOLDERS' EQUITY:
Convertible preferred series B stock,
no par value: 1,000,000 shares authorized,
376.25 shares issued, liquidation preference
$10,000 per share                                           3,762,500                3,762,500
Common stock, no par value; 100,000,000
shares authorized, 21,143,554 and 21,090,922
shares issued and outstanding                              22,240,750               22,220,750
at 2001 and 2000, respectively
Accumulated deficit                                       (14,338,704)             (13,092,811)
                                                      ----------------       ------------------
        Total stockholders' equity                         11,664,546               12,890,439
                                                      ----------------       ------------------

                                                          $32,203,201              $30,901,180
                                                      ================       ==================

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                        Six months ended June 30,
                                                                     2001                   2000
                                                                   Restated             (As restated
                                                                   see Note 1            see Note 1)

Operating activities:
Net loss                                                            $(1,245,893)           $(2,164,403)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Loss on disposal of property                                          7,531              -
    Deferred tax benefit                                               (225,001)              (266,351)
    Depreciation and amortization                                     1,187,100              1,417,130
    Issuance of common stock warrants                                         -                139,125
Changes in assets and liabilities:
    Restricted cash                                                     (83,392)             -
    Accounts receivable, net                                            899,013              1,283,716
    Inventories, net                                                   (122,427)              (214,009)
    Prepaid expenses and other assets                                  (443,597)              (124,888)
    Deferred revenue                                                  2,251,810              -
    Accounts payable and accrued expenses                             1,046,466             (1,135,200)

                                                               -----------------      -----------------
Net cash provided by (used in) operating activities                   3,271,610             (1,064,880)
                                                               -----------------      -----------------

Investing activities:
   Capitalized software                                                  69,338              -
   Capital expenditures                                                (106,447)              (115,274)
                                                               -----------------      -----------------

Net cash used in investing activities                                   (37,109)              (115,274)
                                                               -----------------      -----------------

Financing activities:
  Proceeds from line of credit                                          200,000                955,000
  Payments on line of credit                                           (150,000)              (555,000)
  Issuance of series B preferred stock                                -                        737,500
  Issuance of common shares, net                                      -                        378,146
  Cash received from stock options exercised                          -                        136,374
  Principal payments on notes payable                                (2,575,361)            (1,101,391)

                                                               -----------------      -----------------
Net cash (used in) provided by financing activities                  (2,525,361)               550,629
                                                               -----------------      -----------------

Net increase (decrease) in cash                                         709,140               (629,525)

Cash at beginning of period                                               2,089                857,634
                                                               -----------------      -----------------

Cash at end of period                                                 $ 711,229              $ 228,109
                                                               =================      =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common shares issued for accounts payable                              $ 20,000              -
Conversion of Series A Preferred Stock into Series B                  -                    $ 3,000,000
Issuance of warrants                                                  -                      $ 139,125



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

Restatement. This amendment to ARCOMS' quarterly report on Form 10-QSB/A for the three and six month periods ended June 30, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our original Form 10-QSB to reflect the restatement of our consolidated financial statements. This restatement relates to certain capitalized software costs and revenue recognition of one particular licensing agreement.

Subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2001, we determined that certain software products for which costs had been capitalized had not met the definition of technological feasibility as provided in Statement of Financial Accounting Standards No. 86. Accordingly, we are restating our financial statements for this quarter to reflect the presentation of such costs as research and development. The restatement results in an increase in research and development expenses of $547,676 and $674,373, respectively, for the three and six months ended June 30, 2001.

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2001, we determined that it would have been preferable to recognize one time based license fee ratably over the term of the agreement based on guidance provided by Staff Accounting Bulleting
No. 101 issued by the U.S. Securities and Exchange Commission, rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in a increase to satellite transmission technology revenue of $200,000 for the three months ended June 30, 2001, and a decrease to satellite transmission technology revenue of $933,333 for the six months ended June 30, 2001.

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

NOTE 3 - BALANCE SHEET DETAILS

                                                 6/30/2001       12/31/2000


                                              ----------------  ---------------
Accounts receivable                              $1,732,037         $3,185,722

Accounts receivable - unbilled                      714,798            135,225
Less allowance for doubtful accounts                (82,521)           (57,620)
                                              ----------------  ---------------
                                                 $2,364,314         $3,263,327
                                              ----------------  ---------------
Inventory:
     Raw materials                                 $902,824           $693,568
     Work in progress                               214,251            204,790
     Finished goods                                 406,427            502,717
                                              ----------------  ---------------
                                                 $1,523,502         $1,401,075
 Less allowance for obsolete inventory               40,000             40,000
                                              ----------------  ---------------
                                                 $1,483,502         $1,361,075
                                              ----------------  ---------------
Property:

    Computers and equipment                      $1,499,438         $1,428,178
    Furniture and fixtures                          271,100            268,310
    Leasehold improvements                           83,574             88,832
                                              ----------------  ---------------
                                                  1,854,112          1,785,320
      Less accumulated depreciation               1,318,484          1,210,408
                                              ----------------  ---------------
                                                   $535,628           $574,912
                                              ----------------  ---------------

Capitalized software                               $276,316           $345,654
      Less accumulated amortization                  27,547                  -
                                              ----------------  ---------------
                                                   $248,769           $345,654
                                              ----------------  ---------------

Goodwill                                        $11,481,272        $11,481,272
    Less accumulated amortization                 3,276,167          2,817,314
                                              ----------------  ---------------
                                                 $8,205,105         $8,663,958
                                              ----------------  ---------------

Patent                                          $18,000,000        $18,000,000
     Less accumulated amortization                3,353,365          2,790,865
                                              ----------------  ---------------
                                                $14,646,635        $15,209,135
                                              ----------------  ---------------
Accrued expenses:
     Taxes payable                                 $444,469           $269,586
     Other accrued expenses                         933,444            805,563
                                              ----------------  ---------------
                                                 $1,377,913         $1,075,149
                                              ----------------  ---------------


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

Information by business segment for the three months ended June 30, 2001 is set forth below.

                       Commun-         Video        Satellite
                      ications      Compression     Technology      Consolidated
                      ------------- --------------  --------------  ------------
Revenues                $1,647,713        $404,790      $2,519,911    $4,572,414

Income (loss) from
operations                $299,157     $(1,196,517)       $674,513    $(222,847)

Interest expense, net
                           $15,984        $149,578         $24,550      $190,112
Depreciation and
amortization               $45,012        $388,288        $154,490      $587,790

Information by business segment for the six months ended June 30, 2001 is set forth below.

                     Commun-         Video         Satellite
                    ications      Compression     Technology      Consolidated
                    ---------------------------- ---------------- --------------
Revenues              $3,381,820      $1,116,345     $3,171,145,      $7,669,310
Income (loss) from
operations              $518,713     $(1,667,910)       $(71,924)   $(1,221,121)
Interest expense,
 net                     $34,688        $307,363         $32,899        $374,950
Depreciation and
amortization            $107,907        $763,813        $315,380      $1,187,100

Total assets          $3,721,666     $20,332,032      $8,149,503     $32,203,201


Information by business segment for the three months ended June 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                    Commun-         Video       Satellite
                   ications      Compression    Technology         Consolidated
                  -------------- -------------- --------------    --------------
Revenues             $1,790,487      $1,009,807     $1,190,690      $3,990,984
Income (loss) from
operations             $136,647       $(744,861)     $(366,434)      $(974,648)
Interest expense,
 net                    $15,186        $182,337         $7,621        $205,144

Depreciation and
amortization            $70,823        $490,590       $148,975        $710,388


Information by business segment for the six months ended June 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                    Commun-        Video        Satellite
                   ications      Compression     Technology       Consolidated
                   ------------- ------------  --------------  ---------------
Revenues             $3,630,908  $1,725,552      $2,211,468       $7,567,928
Income (loss)from
operations             $332,17  $(1,589,829)      $(668,622)     $(1,926,278)
Interest expense,
  net                   $70,733    $386,228         $44,191         $501,152

Depreciation and
amortization           $143,235    $976,620        $297,275       $1,417,130

Total assets         $3,199,451 $27,661,645      $6,473,086      $37,334,182


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following tables present revenues and long lived assets for each of the geographical areas in which the Company operates:

                Three months ended 6/30/01         Three months ended 6/30/00
                                  Long                                  Long
               Revenues       Lived Assets      Revenues          Lived Assets


United States  $2,059,834    $25,632,262       $3,212,581         $31,727,900
International   2,512,580          3,875          778,403              32,941
            -------------    -----------    -------------       -------------
Total          $4,572,414    $25,636,137       $3,990,984         $31,760,841
            -------------    -----------   --------------      --------------

                         Six months ended      Six months ended 6/30/00
                                6/30/01
                             Revenues                  Revenues
  United States            $4,390,816                $5,918,869
  International             3,278,494                 1,649,059
                          -----------                 ---------
  Total                    $7,669,310                $7,567,928
                          -----------                 ---------


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

For the three months ended June 30, 2001 and 2000

Total revenues for the quarter ended June 30, 2001, were $4,572,414, an increase of $581,430 or 15% compared to total revenues of $3,990,984 for the quarter ended June 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,647,713 or 36% of total revenues for the quarter ended June 30, 2001, a decrease of $142,774 or 8% compared to $1,790,487 or 45% of total revenues for the quarter ended June 30, 2000. Revenues for the quarter ended June 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales which were partially offset by an increase in data transmission and messaging revenues.

Video compression revenues were $404,790 or 9% of total revenues for the quarter ended June 30, 2001, a decrease of $605,017, or 60%, compared to $1,009,807 or 25% of total revenues in the prior comparable quarter. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $2,519,911 or 55% of total revenues for the quarter ended June 30, 2001 compared to revenues of $1,190,690 or 30% of total revenues in the second quarter of 2000. The increase in revenues of $1,329,221 or 112% is due primarily to the license fee recorded in the second quarter of 2001 of $1.0 million.

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

Satellite transmission technology expenses were $857,243 or 34% of satellite transmission technology revenues for the quarter ended June 30, 2001, an increase of $57,814 or 7%, compared to $799,429 or 67% of satellite transmission technology revenues in the prior year second quarter. The increase in gross margin of 33% to 66% from 33% in the prior year relates to revenues from a license assignment fee recorded in the second quarter of 2001 which does not have associated costs of good sold.

Selling, general and administrative expenses were $2,540,425 or 56% of total revenues for the quarter ended June 30, 2001, a decrease of $317,342 or 11%, compared to $2,857,767 or 72% of total revenues in the prior year comparable quarter. Amortization expense decreased $98,350 to $522,780 due to an impairment charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $584,540 or 13% of total revenues for the quarter ended June 30, 2001, an increase of $324,658 or 125% compared to research and development expenses of $259,882 or 7% of total revenues in the prior comparable quarter. The increase relates to an increase in research and development projects, mainly in the video compression segment.

Interest expense, net was $190,112 for the second quarter of 2001 and $205,144 for the second quarter of 2000, a decrease of $15,032 or 7% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the quarter ended June 30, 2001 was $90,603 compared to an income tax benefit of $320,574 the prior comparable quarter.

For the six months ended June 30, 2001 and 2000

Total revenues for the six months ended June 30, 2001, were $7,669,310, an increase of $101,382 or 1% compared to total revenues of $7,567,928 for the six months ended June 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $3,381,820 or 44% of total revenues for the six months ended June 30, 2001, a decrease of $249,088 or 7% compared to $3,630,908 or 48% of total revenues for the six months ended June 30, 2000. Revenues for the six months ended June 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales, which were partially offset by an increase in data transmission and messaging revenues.

Video compression revenues were $1,116,345 or 15% of total revenues for the six months ended June 30, 2001, a decrease of $609,207, or 35%, compared to $1,725,552 or 23% of total revenues in the prior comparable period. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $3,171,145 or 41% of total revenues for the six months ended June 30, 2001 compared to revenues of $2,211,468 or 29% of total revenues in the comparable six months of 2000. The increase in revenues of $959,677 or 43% is due primarily to license fees recorded in the second quarter of 2001 totaling $1.0 million.

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

Satellite transmission technology expenses were $1,268,552 or 40% of satellite transmission technology revenues for the six months ended June 30, 2001, a decrease of $167,125 or 12%, compared to $1,435,677 or 65% of satellite transmission technology revenues in the prior year six months. The increase in gross margin of 25% to 60% from 35% in the prior year relates primarily to revenues from license fees in the second quarter of 2001 which do not have associated costs.

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

Research and development expenses were $771,931 or 10% of total revenues for the six months ended June 30, 2001, an increase of $258,764 or 50% compared to research and development expenses of $513,167 or 7% of total revenues in the prior comparable six months. The decrease relates to an increase in research and development projects mainly at the video compression segment.

Interest expense, net was $374,950 for the first six months of 2001 and $501,152 for the first six months of 2000, a decrease of $126,202 or 25% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the six months ended June 30, 2001 was $350,178 compared to income tax benefit of $596,302 in the prior comparable period.

Liquidity and Capital Resources

The Company's cash balance at June 30, 2001 was $711,229, an increase of $709,140 compared to the December 31, 2000 cash balance of $2,089. At June 30, 2001, working capital was negative $2,123,415, a decrease of $290,948 from the negative working capital of $2,414,363 at December 31, 2000. Cash of $3,271,610 was provided by operating activities, cash of $37,109 was used in investing activities and cash of $2,525,361 was used in financing activities in the first six months of 2001. During the quarter ended June 30, 2001, the Company received total payments of $2.5 million related to two different license agreements. Of this payment, $1.8 million was used to pay off its bank term note. In addition, the Company received payment on a license agreement in the amount of $1.2 million.

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



                                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant


May 26,  2002                  /s/ MICHAEL L. SILVERMAN
Date                              MICHAEL SILVERMAN
                                  PRESIDENT, CHIEF EXECUTIVE OFFICER CHAIRMAN
                                  OF THE BOARD


May 26, 2002                  /s/  DEAN B. KERNUS
Date                             CHIEF FINANCIAL OFFICER