Form 10QSB/A
period 2001-09-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-05-14
CIK 700941

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
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                          2001               2000               2001             2000
                                                         Restated         (As restated         Restated       (As restated
                                                        See note 1        see Note 1)          see note 1     see note 1

REVENUES:
Communications                                          $ 1,613,115         $ 1,954,262         4,994,934       $ 5,585,170
Video compression                                           707,546             979,993         1,823,891         2,705,545
Satellite transmission technology                         1,652,113             976,177         4,823,257         3,187,645
                                                      --------------    ----------------   ---------------  ----------------
TOTAL REVENUES                                            3,972,774           3,910,432        11,642,082        11,478,360
                                                      --------------    ----------------   ---------------  ----------------

COSTS AND EXPENSES:
Communications                                              626,384             803,351         2,050,619         2,372,676
Video compression                                           181,047             231,847           453,654           648,932
Satellite transmission technology                           904,596             662,154         2,173,148         2,097,831
                                                      --------------    ----------------   ---------------  ----------------
Gross margin                                              2,260,747           2,213,080         6,964,661         6,358,921
Selling, general and administrative                       2,515,591           2,528,955         7,668,696         8,087,907
Research and development                                    336,893             340,132         1,108,823           853,299
                                                      --------------    ----------------   ---------------  ----------------
LOSS FROM OPERATIONS                                       (591,737)           (656,007)       (1,812,858)       (2,582,285)
Interest expense - net                                      103,393             200,515           478,343           701,668
                                                      --------------    ----------------   ---------------  ----------------
LOSS BEFORE TAXES                                          (695,130)           (856,522)       (2,291,201)       (3,283,953)
Income tax benefit                                          152,512            177,777            502,690           774,079
                                                      --------------    ----------------   ---------------  ----------------
LOSS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                 (542,618)           (678,745)       (1,788,511)       (2,509,874)
Cumulative effect of a change in accounting principle       -                  -                  -                (333,275)

                                                      --------------    ----------------   ---------------  ----------------
NET LOSS                                                 $ (542,618)         $ (678,745)      $(1,788,511)     $ (2,843,149)
                                                      ==============    ================   ===============  ================

BASIC AND DILUTED EARNINGS PER SHARE:
Loss before cumulative effect of a change in
accounting principle                                        $ (0.03)            $ (0.03)          $ (0.08)          $ (0.12)
Cumulative effect on prior years of a change in
accounting principle                                        -                  -                  -                 $ (0.02)

                                                      --------------    ----------------   ---------------  ----------------
LOSS PER COMMON SHARE                                       $ (0.03)            $ (0.03)          $ (0.08)          $ (0.14)
                                                      ==============    ================   ===============  ================


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                        21,198,637          21,085,050        21,135,126        20,926,151




See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                               September 30,      December 31,
                                                                --------------- -----------------
ASSETS                                                             2001              2000
                                                                (Unaudited)
CURRENT ASSETS:                                                  Restated-see
                                                                 note 1

  Cash                                                                $211,243          $2,089
  Restricted cash                                                    -                  28,225
  Accounts receivable - net                                          3,129,622       3,263,327
  Contract receivable                                                2,000,000       -
  Inventories - net                                                  1,480,600       1,361,075
  Prepaid expenses and other assets                                  1,886,165       1,328,931
                                                                --------------- ---------------
        Total current assets                                         8,707,630       5,983,647

RESTRICTED CASH                                                        230,874         123,874
PROPERTY - net                                                         497,311         574,912
CAPITALIZED SOFTWARE - net                                             273,671         345,654
GOODWILL - net                                                       7,975,679       8,663,958
PATENT - net                                                        14,365,385      15,209,135
                                                                --------------- ---------------

                                                                   $32,050,550     $30,901,180
                                                                =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $2,574,936      $1,563,886
  Accrued expenses                                                   1,666,313       1,075,149
  Deferred revenue                                                   2,034,144         311,461
  Current portion of notes payable                                   3,311,707       5,571,388
                                                                --------------- ---------------
        Total current liabilities                                    9,587,100       8,521,884

DEFERRED REVENUE                                                     2,166,671       -
NOTES PAYABLE                                                        3,096,325       3,115,831
DEFERRED TAX LIABILITY                                               6,035,526       6,373,026
                                                                --------------- ---------------
        Total liabilities                                           20,885,622      18,010,741

STOCKHOLDERS' EQUITY:
Convertible preferred series B stock, no par value: 1,000,000 shares authorized, 376.25 shares issued, liquidation
   preference $10,000 per share                                      3,762,500       3,762,500
Common stock, no par value; 100,000,000 shares authorized,
   21,261,627 and 21,090,922 shares issued and outstanding          22,283,750      22,220,750
   at 2001 and 2000, respectively
Accumulated deficit                                                (14,881,322)    (13,092,811)
                                                                --------------- ---------------
        Total stockholders' equity                                  11,164,928      12,890,439
                                                                --------------- ---------------

                                                                   $32,050,550     $30,901,180
                                                                =============== ===============

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Nine months ended September 30,
                                                                     2001                     2000
                                                                   Restated               (As restated
                                                                   see Note 1               see Note 1)
Operating activities:
Net loss                                                            $ (1,788,511)            $ (2,843,149)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
    Loss on disposal of property                                           7,531                -
    Deferred tax benefit                                                (337,500)                (378,851)
    Depreciation and amortization                                      1,802,064                2,131,441
    Issuance of common stock and stock warrants                                                   139,125
     and options
Changes in assets and liabilities:
    Restricted cash                                                      (78,775)               -
    Accounts receivable, net                                             133,705                1,132,254
    Inventories, net                                                    (119,525)                (317,656)
    Prepaid expenses and other assets                                   (557,234)                (128,592)
    Deferred revenue                                                   1,889,354                -
    Accounts payable and accrued expenses                              1,655,214               (1,154,490)
                                                               ------------------       ------------------

Net cash provided by (used in) operating activities                    2,606,323               (1,419,918)
                                                               ------------------       ------------------

Investing activities:
   Capitalized software                                                   20,286                -
   Capital expenditures                                                 (148,268)                (138,849)

                                                               ------------------       ------------------
Net cash used in investing activities                                   (127,982)                (138,849)
                                                               ------------------       ------------------

Financing activities:
  Proceeds from line of credit                                           450,000                1,705,000
  Payments on line of credit                                            (150,000)                (755,000)
  Issuance of series B preferred stock                                 -                          762,500
  Issuance of common shares, net                                          10,000                  425,897
  Cash received from stock options exercised                           -                          154,972
  Principal payments on notes payable                                 (2,579,187)              (1,474,142)
                                                               ------------------       ------------------

Net cash (used in) provided by financing activities                   (2,269,187)                 819,227
                                                               ------------------       ------------------

Net increase (decrease) in cash                                          209,154                 (739,540)

Cash at beginning of period                                                2,089                  857,634
                                                               ------------------       ------------------

Cash at end of period                                                  $ 211,243                $ 118,094
                                                               ==================       ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

  Conversion of Series A Preferred Stock into Series B                 -                      $ 3,000,000
  Increase in accounts receivable due to deferred
   revenue                                                           $ 2,000,000                -

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

Restatement. This amendment to ARCOMS' quarterly report on Form 10-QSB/A for the three and six month period ended September 30, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part I of our original Form 10-QSB to reflect the restatement of our consolidated financial statements. This restatement relates to certain capitalized software costs and revenue recognition of one particular licensing agreement.

Subsequent to the issuance of our consolidated financial statements for the quarter ended Septermber 30, 2001, we determined that certain software products for which costs had been capitalized had not met the definition of technological feasibility as provided in Statement of Financial Accounting Standards No. 86. Accordingly, we are restating our financial statements for this quarter to reflect the presentation of such costs as research and development. The restatement results in an increase in research and development expenses of $294,097 and $968,470, respectively, for the three and nine months ended September 30, 2001.

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended September 30, 2001, we determined that it would have been preferable to recognize one time based license fee ratably over the term of the agreementbased on guidance provided by Staff Accounting Bulleting No.
101 issued by the U.S. Securities and Exchange Commission, rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in an increase to satellite transmission technology revenue of $200,000 for the three months ended September 30, 2001, and a decrease to satellite transmission technology revenue of $733,333 for the nine months ended
September 30, 2001.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $7.7 million, unamortized identifiable intangible assets in the amount of approximately $14 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,359,522 and $688,279 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.
In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

                                           9/30/2001             12/31/2000

                                        ----------------       ----------------
Accounts receivable                        $2,124,628               $3,185,722

Accounts receivable - unbilled              1,087,515                  135,225
                                        ----------------       ----------------
                                            3,212,143               $3,320,947
Less allowance for doubtful accounts          (82,521)                 (57,620)
                                        ----------------       ----------------
                                           $3,129,622               $3,263,327
                                        ----------------       ----------------
Inventory:
     Raw materials                           $827,862                 $693,568

     Work in progress                         243,708                  204,790
     Finished goods                           449,030                  502,717
                                        ---------------      ----------------
                                           $1,520,600               $1,401,075
Less allowance for obsolete inventory         (40,000)                 (40,000)
                                        ----------------       ----------------
                                           $1,480,600               $1,361,075
                                        ----------------       ----------------
Property:

    Computers and equipment                $1,520,121               $1,428,178
    Furniture and fixtures                    219,953                  268,310
    Leasehold improvements                     83,573                   88,832
                                        ----------------       ----------------
                                            1,823,647                1,785,320
     Less accumulated depreciation         (1,326,336)              (1,210,408)
                                        ----------------       ---------------
                                             $497,311                 $574,912
                                        ----------------       ----------------

 Capitalized software                        $325,368                 $345,654
    Less accumulated amortization             (51,697)                       -
                                        ----------------       ----------------
                                             $273,671                 $345,654
                                        ----------------       ----------------

Goodwill                                  $11,481,272              $11,481,272
    Less accumulated amortization          (3,505,593)              (2,817,314)
                                        ----------------       ----------------
                                           $7,975,679               $8,663,958
                                        ----------------       ----------------

Patent                                    $18,000,000              $18,000,000
     Less accumulated amortization         (3,634,615)              (2,790,865)
                                        ----------------       ----------------
                                          $14,365,385              $15,209,135
                                        ----------------       ----------------
 Accrued expenses:
     Taxes payable                           $376,673                 $269,586
     Other accrued expenses                 1,289,640                  805,563
                                        ----------------       ----------------
                                           $1,666,313               $1,075,149
                                        ----------------       ----------------


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

On June 22, 2001, ICTI entered into a new exclusive license agreement for the use of technology. The initial term of the exclusive license is through November 2004. Upon execution of the agreement in the second quarter, the Company received a $1.5 million cash payment, which represents the first of four guaranteed royalty payments totaling $3.5 million to be recorded over the license term. The Company will recognize the guaranteed royalty payments systematically over the license period. Revenue of $83,333 and $250,000 was recognized as revenue in the second and third quarters, respectively, reducing the balance of deferred revenue related to this license agreement to $3,166,667 at September 30, 2001. Included in the long term contract receivable on the consolidated balance sheet is $2 million representing the remaining guaranteed royalty payments due under the license agreement. In October 2001, the Company signed an agreement that satisfied the remaining guaranteed payments due under this license agreement. See Note 7 - Subsequent Event.

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

Information by business segment for the three months ended September 30, 2001 is set forth below.

                       Commun-        Video         Satellite
                      ications     Compression      Technology      Consolidated
                      ---------------------------  --------------- -------------
Revenues                $1,613,115       $707,546       $1,652,113    $3,972,774

Income (loss) from
operations                $313,032      $(775,659)       $(129,110)   $(591,737)

Interest expense, net      $10,365        $82,526          $10,502      $103,393

Depreciation and
amortization               $53,160       $396,188         $153,242      $602,590


Information by business segment for the nine months ended September 30, 2001 is set forth below.

                     Commun-         Video         Satellite
                    ications      Compression     Technology     Consolidated
                   ----------------------------- ------------------------------
Revenues              $4,994,934      $1,823,891      $4,823,257    $11,642,082
Income (loss)from
operations              $833,882     $(2,445,560)      $(201,180)   $(1,812,858)

Interest expense,net     $44,697        $390,221         $43,425       $478,343
Depreciation and
amortization            $161,975      $1,172,669        $467,420     $1,802,064

Total assets          $2,547,468     $20,283,121      $9,219,961    $32,050,550



Information by business segment for the three months ended September 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                       Commun-         Video        Satellite
                      ications      Compression     Technology      Consolidated
                      ------------- --------------  --------------  ------------
Revenues                $1,954,262        $979,993     $976,177      $3,910,432
Income (loss) from
operations                $382,145       $(595,049)   $(443,103)      $(656,007)
Interest expense, net
                           $16,146        $176,156       $8,213        $200,515

Depreciation and
amortization               $72,375        $491,366     $148,866        $712,607

Information by business segment for the nine months ended September 30, 2000 is set forth below. The segment information has been restated from the amounts previously reported (see Note 1).

                       Commun-        Video         Satellite
                       ications     Compression     Technology      Consolidated
                 ----------------  -----------     -------------   -------------
Revenues              $5,585,170   $2,705,545      $3,187,645        $11,478,360
Income (loss) from
operations              $713,463  $(2,185,458)    $(1,110,290)      $(2,582,285)
Interest expense, net    $87,981     $563,076         $50,611           $701,668

Depreciation and
amortization            $215,597   $1,469,687        $446,157         $2,131,441

Total assets          $3,256,851  $27,331,158      $6,204,235        $36,792,244


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. In addition, Enerdyne and ICTI have foreign sales. The following tables present revenues and long lived assets for each of the geographical areas in which the Company operates:

                Three months ended 9/30/01       Three months ended 9/30/00
                                  Long                             Long
                Revenues      Lived Assets      Revenues      Lived Assets
United States   $2,301,909   $23,340,554       $3,251,738   $31,046,285
International    1,670,865         2,366          658,694        32,941
               -----------------------------------------------------------
Total           $3,972,774   $23,342,920       $3,910,432    $31,079,226
               -----------------------------------------------------------

                       Nine months ended        Nine months ended
                            9/30/01                  9/30/00
                         Revenues                  Revenues
   United States         $6,692,723                $9,170,607
   International          4,949,359                 2,307,753
                     ----------------------  -------------------------
   Total                $11,642,082               $11,478,360
                     ----------------------  -------------------------



NOTE 7 - SUBSEQUENT EVENTS

In October 2001, the Company received approximately $1.4 million, satisfying an obligation for it to be paid future guaranteed royalty payments totaling $2 million. These future guaranteed royalty payments had been due to be paid at specified dates in 2003 and 2004. See Note 4 - Significant Contracts. The amount received of $1.4 million may be applied by the payer against any royalties or other fees owed to the Company up to the original amount of future guaranteed royalty payments of $2 million, adjusted for interest.


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

For the three months ended September 30, 2001 and 2000

Total revenues for the quarter ended September 30, 2001, were $3,972,774, a decrease of $62,342 or 2% compared to total revenues of $3,910,432 for the quarter ended September 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,613,115 or 41% of total revenues for the quarter ended September 30, 2001, a decrease of $341,147 or 17% compared to $1,954,262 or 50% of total revenues for the quarter ended September 30, 2000. Revenues for the quarter ended September 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales and a small decrease in data transmission and messaging revenues.

Video compression revenues were $707,546 or 18% of total revenues for the quarter ended September 30, 2001, a decrease of $272,447 or 28%, compared to $979,993 or 25% of total revenues in the prior comparable quarter. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $1,652,113 or 42% of total revenues for the quarter ended September 30, 2001 compared to revenues of $976,177 or 25% of total revenues in the third quarter of 2000. The increase in revenues of $675,936 or 69% is due primarily to an increase in system
integration   projects  during  the  quarter  and  increased  royalty  payments
..
Communications expenses were $626,384 or 39% of communications revenues for the quarter ended September 30, 2001, a decrease of $176,967 or 22%, compared to $803,351 which represented 41% of communications revenue in the comparable quarter of the prior year. Gross margin for communications increased 2% in the quarter ended September 30, 2001 to 61% from 59% in the same period of the prior year due to an increase in the margins on the sale of Boatracs systems, offset by a decline in the margin on software revenues.

Video compression  expense was
$181,047 or 26% of video compression revenues for the quarter ended September 30, 2001, a decrease of $50,800 or 22% compared to $231,847 or 24% of video compression revenues in the same period of the prior year. Gross margin declined 2% to 74% in the third quarter compared to a 76% margin in the same quarter of the prior year.

Satellite transmission technology expenses were $904,596 or 55% of satellite transmission technology revenues for the quarter ended September 30, 2001, an increase of $242,442 or 37%, compared to $662,154 or 68% of satellite transmission technology revenues in the prior year third quarter. The increase in gross margin of 6% to 38% from 32% in the prior year relates primarily to revenues from royalty payments recorded in the third quarter of 2001 which do not have associated costs of good sold.

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

Research and development expenses were $336,893 or 8% of total revenues for the quarter ended September 30, 2001, a decrease of $3,239 or 1% compared to research and development expenses of $340,132 or 9% of total revenues in the prior comparable quarter.

Interest expense, net was $103,393 for the third quarter of 2001 and $200,515 for the third quarter of 2000, a decrease of $97,122 or 48% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the quarter ended September 30, 2001 was $152,512 compared to an income tax benefit of $177,777 the prior comparable quarter.

For the nine months ended September 30, 2001 and 2000

Total revenues for the nine months ended September 30, 2001, were $11,642,082, an increase of $163,722 or 1% compared to total revenues of $11,478,360 for the nine months ended September 30, 2000.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $4,994,934 or 43% of total revenues for the nine months ended September 30, 2001, a decrease of $590,236 or 11% compared to $5,585,170 or 49% of total revenues for the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2000 have been restated for SAB No. 101 (see Note 1). The decrease in communication revenues was caused by lower system and software sales partially offset by an increase in data transmission and messaging revenues.

Video compression revenues were $1,823,891 or 16% of total revenues for the nine months ended September 30, 2001, a decrease of $881,654, or 33%, compared to $2,705,545 or 23% of total revenues in the prior comparable period. This was caused by delays in the development of product software applications.

Revenues from satellite transmission technology were $4,823,257 or 41% of total revenues for the nine months ended September 30, 2001 compared to revenues of $3,187,645 or 28% of total revenues in the comparable nine months of 2000. The increase in revenues of $1,635,612 or 51% is due primarily to license fees recorded in the second quarter of 2001 totaling $1.0 million.

Communications expenses were $2,050,619 or 41% of communications revenues for the nine months ended September 30, 2001, a decrease of $322,057 or 14%, compared to $2,372,676 which represented 42% of communications revenue in the comparable nine months of the prior year. Gross margin for communications increased one percent to 59% in the nine months ended September 30, 2001 from 58% in the comparable nine months of the prior year, reflecting a higher margin on Boatracs system sales, offset by a reduced margin on software revenue. Data transmission and messaging revenues remained constant.

Video compression expense was $453,654 or 25% of video compression revenues for the nine months ended September 30, 2001, a decrease of $195,278 or 30% compared to $648,932 or 24% of video compression revenues in the same period of the prior year. Gross margin decreased by one percent to 75%.

Satellite transmission technology expenses were $2,173,148 or 45% of satellite transmission technology revenues for the nine months ended September 30, 2001, an increase of $75,317 or 4%, compared to $2,097,831 or 66% of satellite transmission technology revenues in the prior year nine months. The increase in gross margin of 21% to 55% from 34% in the prior year relates to revenues from license fees in the second quarter of 2001 that do not have associated costs.

Selling, general and administrative expenses were $7,668,696 or 66% of total revenues for the nine months ended September 30, 2001, a decrease of $419,211 or 5%, compared to $8,087,907 or 70% of total revenues in the prior comparable period. Salary, travel and marketing expenses declined for the nine months offset by increases in commission and rent expenses. Amortization expense decreased $279,665 to $1,583,726 due to an impairment charge to goodwill in the fourth quarter of 2000 related to the Enerdyne acquisition, decreasing future amortization expense.

Research and development expenses were $1,108,823 or 10% of total revenues for the nine months ended September 30, 2001, an increase of $255,524 or 30% compared to research and development expenses of $853,299 or 7% of total revenues in the prior comparable nine months. The increase relates to the continuation of various research and development projects not yet having been completed.

Interest expense, net was $478,343 for the first nine months of 2001 and $701,668 for the first nine months of 2000, a decrease of $223,325 or 32% due primarily to the reduction of principal on the Company's term note with a bank.

The income tax benefit for the nine months ended September 30, 2001 was $502,690 compared to income tax benefit of $774,079 in the prior comparable period.

Liquidity and Capital Resources

The Company's cash balance at September 30, 2001 was $211,243, an increase of $209,154 compared to the December 31, 2000 cash balance of $2,089. At September 30, 2001, working capital was negative $879,470, a decrease of $1,658,767 from the negative working capital of $2,538,237 at December 31, 2000. Cash of $2,606,323 was provided by operating activities, cash of $127,982 was used in investing activities and cash of $2,269,187 was used in financing activities in the first nine months of 2001. During the nine months ended September 30, 2001, the Company received total payments of $2.5 million related to two different license agreements. Of this payment, $1.8 million was used to pay off the Company's bank term note.

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



                           ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc.
                                                     Registrant


May ,  2002                       /s/ MICHAEL L. SILVERMAN
Date                                   MICHAEL SILVERMAN
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER
                                       CHAIRMAN OF THE BOARD



May , 2002                        /s/ DEAN B. KERNUS
Date                                  CHIEF FINANCIAL OFFICER