Form 10KSB
period 2001-12-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-05-15
CIK 700941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

                                       OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the transition period from _________ to _________
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

   State issuer's revenues for its most recent fiscal year:   $16,201,333

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 14, 2002, was $2,164,000. *


The number of shares outstanding of Registrant's common stock was 21,261,627 as of May 14, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the Annual Shareholders meeting to be held in July 2002 has been incorporated by reference.

Transitional Small Business Disclosure Format (Check one):     Yes |X|No


   ________________
   *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at May 13, 2002. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                     PART I

   ITEM 1.  DESCRIPTION OF BUSINESS

   Introduction

Advanced Remote Communication Solutions, Inc. ("ARCOMS") (formerly Boatracs, Inc.) and its wholly owned subsidiaries, Enerdyne Technologies, Inc. ("Enerdyne"), OceanTrac, Ltd., ARCOMS Europe B.V., Innovative Communications Technologies, Inc. ("ICTI"), and its divisions Boatracs and Boatracs Gulfport ("Gulfport") (collectively called the "Company"), are engaged in communications, satellite transmission technology, and provide video compression products to government and commercial markets.

   The Company has three business segments:

         1. Boatracs, the communications segment,
         2. Enerdyne Technologies, Inc. ("Enerdyne"), a wholly owned
            subsidiary, the video compression      segment, and
         3. Innovative Communications Technologies, Inc. ("ICTI"), a wholly owned subsidiary, the satellite technology segment.

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

   ICTI has a proprietary software-based technology called Secure Interworking Function ("SIWF") that enables secure voice and data communications equipment to operate via leading-edge compressed communications channels in fixed and mobile communications environments. ICTI is the industry leader in providing secure transport technology to the Inmarsat community. Inmarsat is an international consortium providing maritime voice, facsimile and data services on a worldwide basis. ICTI has also developed a technology termed Inmarsat Capacity Expander ("ICE") whose technology will provide new services for the Inmarsat market, such as streaming video content and high speed internet access to remote and mobile ships, aircraft, offshore production rigs and temporary office sites. The ICE applications could include multiple simultaneous voice and fax calls, wide area network connectivity and higher speed data connections.

   ICTI also has developed proprietary technologies called Integrated Network Management Systems ("INMS") and a variety of bandwidth management applications including its Bandwidth Efficient Satellite Transport ("BEST"), for which multiple patents are expected to issue in 2002. BEST technology facilitates the efficient use of bulk satellite communications capacity in a manner that dramatically reduces recurring operating costs while increasing throughput and functionality to users for voice, data, video and Internet applications.

   Background

   The Boatracs Systems

   The Boatracs System was adapted and enhanced by the Company for marine application predicated on the OmniTRACS System developed by QUALCOMM Incorporated ("QUALCOMM"). The Boatracs System provides secure confidential two-way data communications between a vessel or vessels at sea and a base station on land through the use of a mobile communications terminal ("MCT"), a satellite communications system and data delivery systems. The Boatracs System also allows for up to quarter hour position reporting. The Boatracs System is effective while a vessel is within the satellite's "footprint," which extends approximately 200 to 400 miles offshore in most areas of the continental United States, lower Canada, parts of Europe or world-wide using other satellite providers. The Boatracs System is an interactive communications network linking a vessel with shore-based personnel or with other vessels. Messaging email, data files and positioning information are forwarded from the vessel, via satellite, to the QUALCOMM Network Management Facility ("NMF") in San Diego, California, or similar facilities in Europe, and then onto base stations at the customers' offices or to the Company's 24-hour network operations center ("NOC") also in San Diego. Messages that go to the Company can be relayed automatically by fax or e-mail, or by an operator via phone or fax. The Boatracs System is capable of sending or receiving email or data files to or from a vessel. In San Diego, the NOC is linked via a dedicated data only telephone line directly to QUALCOMM's NMF in San Diego, where message transmissions to and from the vessels are formatted and processed. The NOC maintains a broad band connection to a local internet service provider for internal Internet use as well as value-added messaging services for vessels and other satellite providers.

   The NOC provides message relaying and stand-by backup services for fleets and individual vessels using the system in the United States, Europe and Canada. Computers communicate to the QUALCOMM NMF either by modem or Internet connection to monitor customer accounts on the system. Operators relay satellite messages bidirectionally among vessels, their families, business associates or other vessels. Other custom services are also available. The NOC also provides enhanced communication services to customers, including the relay of e-mail messaging, broadcast of weather, distribution of data relating to the customer's positioning and emergency back-up services.

   The Company charges its customers for the transmission of each message and for the transmission of each character within a message. There is also a monthly connection fee for the MCT to be on-line and for position reports. The charges are subject to certain volume discounts. Additional charges are assessed for certain services provided by the network centers.

   On the Vessel

   The MCT is available in either a two piece or three piece unit. The three-piece unit consists of the communications unit, the keyboard/display unit and the antenna. The two-piece unit combines the communications unit and the outdoor antenna. Both sell in a range of approximately $4,000 to $6,000 depending on features and volume discounts. The design of either allows for easy installation and efficient use of limited shipboard space. The software menus and simple wording on the Keyboard/Display Unit make it easy to use and to send and receive messages. Many of the Company's customers use the basic MCT for messages, email and positioning. Others use the Company's optional communications interface software to link the MCT with an onboard computer. Windows BOATCOMM User Interface Software ("WBUI") replaces the capability of the keyboard/display unit as well as providing the ability to exchange data files.

   Increasing numbers of the Company's customers also use marine application software programs developed by the Gulfport division. This software enables boat crews to enter business information in formats, save it for immediate use onboard in a local database, then transmit it to the shore station for automatic integration into consolidated shore databases.

   In the Office

   Most customers with less than four units use the NOC. Those with more, establish an in-house base station. The base station provides the customer with an in-house communications link and vessel-tracking capability. The base station is a computer with telephone or Internet connectivity, the Company's QWIN software and an optional mapping program. The base station communicates with the NMF via telephone dialup or direct Internet TCP/IP connection. It provides all means for customers to maintain vessel-MCT assignments, manage message traffic, create formatted messages (MACROS) and view vessel positions and position history on an uncluttered map. Optional mapping programs provide richer graphics detail such as marine charts, river mile markers and oilfield block assignments. Some customers, particularly those with computers onboard their boats, use custom marine application software, developed by Boatracs' Gulfport division. This management information application software exchanges data with vessels to accept data from the boats and send instructions. These systems store data files received from the vessels and enable management, dispatchers, and others to retrieve reports to manage their fleet of vessels and to provide data to their customers.

   Customers report that the Company's application software increases worker productivity, greater asset utilization, more efficient dispatching and reduced communications costs. Most customers maintain multiple-year contracts with the Company and enjoy stable messaging and data communication costs.

   Gulfport Division

   The Gulfport division provides turnkey information systems solutions to the marine work boat industry. These systems work hand in hand with the Boatracs System and other communication systems. These solutions include system specification, design, program coding, installation, integration and operator training. This external application information system software enhances the customer's use of operational data sent through the Boatracs System. Additionally, Gulfport's physical proximity to existing and future Company customers in the work boat industry facilitates more timely customer service.

   Having built custom software applications for several years, the Gulfport division is a leader in the industry in the development of successful onboard and on shore management information systems. As successful development and deployment of these systems requires close cooperation, normal customer relationships often develop into long term consulting relationships. Each new software application increases customer use of the communications network and as increasing numbers of operators turn to data and information system solutions, it leads to more MCT sales.

   Enerdyne

   The Company acquired Enerdyne on July 7, 1998 by means of a merger into a wholly owned subsidiary of the Company. Enerdyne develops, builds and sells video compression equipment for aerospace, transportation, military and commercial applications. The acquisition was funded through the issuance of the Company's common stock warrants, notes payable and the payment of cash.

   Enerdyne designs and manufactures video, voice and data communication products that enable the realization of high performance digital video compression solutions. Enerdyne's patented technology provides the Company with a unique market position in video encoders, decoders and multiplexing equipment used in airborne and ground based digital video systems. Primary markets for these products include defense, ITS, surveillance and aerospace. Enerdyne's products range in price from approximately $1,950 to $45,000 depending on the model and options selected. A multiplexer combining audio, data and alarms may be used in conjunction with some equipment. Enerdyne has focused, and the Company will continue to focus, on developing very high quality products that have long life cycles and require minimal modification.

   Enerdyne designs, develops and manufactures its products at its ISO certified facility in El Cajon, California. Products range from rack mounted industrial equipment to miniaturized and ruggedized environmentally protected units. The products are designed to contain interfaces with data channels, including wire, microwave and fiber optic. Enerdyne's customers include various United States and state government agencies including the Navy, Air Force, Army, NASA, Defense and state departments of transportation in various jurisdictions.

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

   ICTI's BEST system, together with INMS, creates powerful multimedia satellite communications network solutions in cost effective and low-risk implementations. These systems provide for broadcast and interactive multimedia applications and can allocate as much of a network's available bandwidth as needed to any fixed or mobile network site at any particular time. These networks support a variety of applications including telephone, facsimile, LAN interconnection, e-mail, video broadcast, telemedicine, distance learning, imaging and Internet access. BEST projects awarded to ICTI range in contract price from $200,000 to over $2,000,000.

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

   The ICE technology provides new services for the Inmarsat market, such as streaming video content and high speed internet access to remote and mobile ships, aircraft, offshore production rigs and temporary office sites. The ICE applications include multiple simultaneous voice and fax calls, wide area network connectivity and higher transmission data rates.

   Dependence upon Significant Customers

   In 2001, a material source of the Company's revenues came from a customer who represented approximately 14% of the Company's total revenues. In 2000, two significant customers represented 10% and 9% respectively of revenues and in 1999, two significant customers each represented 10% of revenues. The loss of these customers could have a material adverse effect on the Company.

   The major customers may change yearly as they are calculated on total revenues including sales of communications systems, video transmission products and royalties and licensing fees. Purchases of communication systems and video transmission products by a customer may not occur yearly and there can be no assurance that such customers will make significant purchases of products in the future. In addition, there can be no assurance that the Company will be able to obtain royalties and licensing fees in the future. No relationship exists between the Company and its significant customers except normal business relationships. In addition, the Gulfport division provides software solutions to communication customers of the Company.

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

   Under the Distribution Agreement the Company is also required to comply with "minimum purchase requirements" annually. In accordance with an amendment to the Distribution Agreement, the Company and QUALCOMM agreed that commencing January 1, 2000 and annually thereafter, the required minimum purchase requirements will be mutually agreed upon by QUALCOMM and the Company, except that for each subsequent annual period thereafter, the Company shall purchase an additional number of units equal to at least ten percent (10%) of the minimum purchase requirement for the immediately preceding year. On March 7, 2002, QUALCOMM asserted that the Company was in default of the "minimum purchase requirements" for 2001. The Company has directed QUALCOMM's attention to the applicable amendment to the Distribution Agreement and has invited QUALCOMM to enter into negotiations for the purpose of agreeing upon the minimum purchase requirements. The Company has, under protest, issued a purchase order to QUALCOMM for a sufficient number of units to comply with QUALCOMM's demand in order to preserve the Company's rights. QUALCOMM has purported to reject the Company's purchase order. The Company and QUALCOMM have entered into good faith negotiations in an attempt to agree to minimum purchase requirements. Such negotiations are without prejudice to the parties' respective asserted positions.

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

   Service Provider Agreement with Iceland Telecom

   In July 1998, ARCOMS Europe B.V. entered into a Service Provider Agreement with Iceland Telecom, an Icelandic company, which is the EUTELSAT satellite segment operator for Iceland. This agreement appoints ARCOMS Europe B.V. to be the service provider of EUTELSAT services for Iceland. To-date, the Company has not realized significant revenues from this arrangement.

   Regulation

   Domestic Operations

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

   Additional Products

   Enerdyne continues to develop new video compression and related products to complement the Company's product lines. The products are sold to Enerdyne's customers under proprietary names. These recently released products are:

   Video Compression Encoder/Decoder with MPEG2 and MPEG1; and o Linux Communications Server, which uses Linux as the embedded operating system.

   ICTI is continuously developing new technologies to expand its licensed suite of products. The enhancement and application of SIWF, NMS ICE and BEST technologies to meet the needs of existing and potential customers in expanding wireless markets remains a strategic goal. BEST-enabled networks can be quickly deployed using a modular building block approach of components that can be selected and combined with other ICTI software to meet customer communications requirements. In addition, ICTI's networks are being applied to customer applications requiring access to the Internet, and ICTI is enhancing its products to better meet the demands of accessing the Internet effectively.

   The Company is seeking strategic alliances with companies that have proven products or services in markets requiring video compression. In addition, the Company uses its commercially reasonable best efforts to stay abreast of new products and services that can complement its existing product and service offerings and seeks to build additional strategic relationships with companies that are developing new solutions for the respective businesses including: (i) interfaces and marine related products that require communications between a vessel and the shore and (ii) new video compression relationships. The Company continues to explore ways to economically enhance these relationships by acquiring either sales and distribution rights to, or direct ownership of, the products developed. The Company believes that these efforts have the potential to result in growth in increased sales of products and messaging volume.

   The Company is a provider of Inmarsat services. Boatracs customers using Inmarsat equipment can also benefit from Boatracs' VComm IP ("VComm") software product. Vcomm enables commercial maritime operators to make optimal use of their Inmarsat satellite phones by providing the ability to automatically transmit data as well as message and send vessel position information to the home office. Using Inmarsat, the Company is able to provide global coverage to customers.
   See "Risk Factors."

   Research and Development

   During  2001,  2000 and 1999  the  Company  spent  $1,242,077,  $626,610  and
   $1,133,943, respectively, on research and development of new products, services and software to complement the Boatracs System, Enerdyne and ICTI systems. Research and development includes labor and the materials used to develop new products, services and software, and excludes market research activities.

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

   The Company believes that ICTI's products and services address the needs of international telecommunications common carriers and large private networks to offer unique products to their respective customers in mobile and broadband satellite communications environments. ICTI is expanding its relationship with its existing customer base. In addition, ICTI is actively establishing relationships with other common carriers and new service providers in Europe, the Pacific Rim, the Middle East and South America. There can be no assurance that any of the Company's market expansion efforts will be successful.

   Sales and Distribution

   Boatracs

   Since its inception, the Company has employed an internal direct sales force and has engaged sales representatives to place the Company's products with marine electronics dealers, which sell to the end user with no right of return. In addition, the Company is continually seeking relationships with third-party distributors, who can provide sales and service support for its products. The Company believes that such arrangements have the potential to result in sales in areas where it is not cost-effective to have a full-time salesperson. In the New England and Atlantic fishing markets the Company has agreements with approximately 32 dealers.

   Enerdyne

   Enerdyne typically sells its product directly to customers through direct sales and marketing employees. In addition, the Company uses manufacturers' representatives and sells to system integrators with no right of return who then package its products with others to achieve a universal solution for a customer.

   ICTI

   ICTI employs an internal direct sales force and has engaged foreign sales representatives to match the Company's products and services to key customers, generally for long-term implementation arrangements. The Company is continually seeking foreign sales representatives and partnerships with complementary organizations to provide access and support for selected international markets. In addition, the Company licenses its software products through manufacturers and common carriers in order to reach end users.

   Competition

   Boatracs

   The mobile communications industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company. The Company competes in its market on the basis of product quality, reliability, price, customer support and product features. Boatracs believes that it is currently competitive with respect to each of these factors. However, Boatracs' competitors are aggressively pricing their products and will likely continue to do so in the future. In addition, competitors are offering new value-added products and services similar to those developed or being developed by the Company or QUALCOMM. Emergence and re-emergence of competitors, particularly those offering lower cost products, enhancements and additional features, may impact margins and intensify competition in the Company's primary work boat market. Two Low Earth Orbit ("LEO") systems offer voice and data: IRIDIUM and GLOBALSTAR providing limited competition in the market. Two other systems offer only data: Mobile Satellite Ventures, formerly known as Motient and marketing through its partner WaveBurst, focuses primarily on the truck market to deliver satellite services through TMI Communication's system, and Globe Wireless, operating a terrestrial high frequency ratio system and owned by Seacor Smit, also a key player in the offshore supply boat industry. Due to an uncertain market trend, the Company cannot predict how its competitors' products and services will compete directly against the Boatracs existing products and services. The Company is exploring ways to compete with and/or offer this new generation of products and services. However, the competition could have a material impact upon the Boatracs business.

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

   H F Radio. Two competitors, Globe Wireless, Inc. and SeaWave now operate a network of H F radio stations that allow for email capabilities and transfer of data files. Globe Wireless, Inc. states that its system operates "much like a digital cellular network except it is worldwide" and competes directly with the Company. It has also advertised the ability to deliver software system solutions for its customers. SeaWave has recently begun operations and embarked on an ambitious promotional campaign aimed at the deepwater marine industry and also targeting work boats. The Company is uncertain whether H F radio is as dependable as satellite communications.

   Cellular. Cellular systems utilize grids of land based towers to provide continuous and contiguous radio coverage to mobile users. Cellular telephone is the most common but this category includes two other systems: Waterway Communication Systems, Inc. ("Watercomm") and MariTEL.com ("MariTEL"). Cellular telephone provides clear, easy to use communication to many boats including pleasure boats and commercial shipping, workboat and towing operators. The cellular range is limited because the networks of cell sites were placed in locations most suitable for automobiles and not for vessels. This means that coverage on the water is limited. Cellular phones are usually out of range ten miles from the coast; however, in the United States, both MariTEL and Watercomm provides cellular radio phone service for vessels operating on inland waterways where they maintain towers. Both systems utilize radio towers placed along the major U.S. rivers to send and receive voice and data transmissions. Users of each incur a connection charge as well as a per-minute usage charge, based on where the vessel is operating. Watercomm has been in service for many years and its system presently covers more waterways. MariTEL is building out their system and it only covers a limited portion of the major navigable waterways.

   Enerdyne

   Video Compression Products. Enerdyne competes with a number of companies in its current markets, each of which provides one or more products offered by the Company and some of which have access to greater financial resources. The following are significant competitors to Enerdyne's products and services:

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

   Pelco Products Inc. - Pelco is primarily a camera and camera controller manufacturer. They manufacture and private label video cameras and pan tilt-zoom devices for many other domestic and international companies. They now offer the PelcoNet, a very compact unit that allow viewing of real time video over LANs and WANS.

   Nortel Networks Corporation - Nortel JungleMUX can be configured with modules for transfer trip and current differential relay tele-protection, two and four wire voice, video, high and low speed data, DS-1, Ethernet and telemetry.

   Peek Traffic Inc. - Peek Traffic's VideoTrak(R) video vehicle tracking and detection systems hold a large market share in the video detection market. VideoTrak(R) includes a patented and proprietary ability to transmit digital video over voice-grade telephone lines. VideoTrak(R) provides a means to accomplish both fully actuated vehicle detection for intersection control as well as traffic surveillance. Peek Traffic is a full service traffic integrator, and manufactures a complete line of traffic control equipment.

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

   ICTI relies on a combination of patents, patents pending, registered and unregistered copyrights, trade secrets, trademarks and proprietary information to enhance its competitive position. ICTI currently has patent applications pending in the United States and other countries with respect to most of its technologies.

   Employees

   At December 31, 2001, the Company and its subsidiaries had 89 employees.

   RISK FACTORS

   The Company wishes to caution readers that the following risk factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   The foundation of the Company's maritime communications business is the Distribution Agreement pursuant to which Boatracs has exclusive distribution rights in the United States for marine application of the OmniTRACS system of satellite-based communications and tracking systems manufactured by QUALCOMM. QUALCOMM is the major supplier of the communications equipment sold by Boatracs and provides certain services that are essential to the Boatracs business. If QUALCOMM decides to discontinue its satellite communications business or the manufacture of such equipment, the Company might be unable to continue its core communications business. While Boatracs has an agreement with QUALCOMM for the products and services provided by it, QUALCOMM has the right to terminate this Agreement under certain circumstances. In addition, any manufacturing delay or difficulty in procuring components experienced by QUALCOMM resulting in a shortage of available OmniTRACS units could have a material adverse impact on Boatracs' business and financial results. Under the Distribution Agreement, QUALCOMM retains all ownership rights to the OmniTRACS software and all updates, upgrades, improvements or modifications thereto, whether made by QUALCOMM or Boatracs. Additionally, Boatracs is dependent upon QUALCOMM's OmniTRACS system, which currently operates on leased Ku-band satellite transponders in the areas where Boatracs is active. Boatracs has been informed that in the United States, QUALCOMM's satellite transponder lease and the position reporting satellite transponder lease run through the year 2006. QUALCOMM has informed the Company that it believes any additional required transponder capacity will be available on acceptable terms. However, there can be no assurance that the satellite transponders leased by QUALCOMM will continue to function or that future transponder capacity will be available on acceptable terms when needed. Any failure by QUALCOMM to maintain adequate satellite capacity would have a material adverse effect on the Company's business and financial results.

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

   The integration of Boatracs', Enerdyne's and ICTI's operations has required substantial capital funding and the dedication of management resources that temporarily detracts attention from the day-to-day operations of the combined company. The difficulties of combining the three companies is increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining three different corporate cultures. The process of combining the three organizations may cause an interruption of, or a loss of momentum in the activities of any or all of the companies' businesses, which could have an adverse effect on the revenue and operating results of the combined company, at least in the near term. There can be no assurance that the combined entity will be able to continue to retain its key technical and management personnel. Failure to effectively accomplish the integration of the three companies' operations could have an adverse effect on the combined company's results of operations and financial condition.

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

   There is no assurance that any of ICTI's pending patents will be granted. Similarly, should ICTI's competitors develop or patent technologies that are substantially equivalent or superior to ICTI's patents, ICTI's position in the market could be compromised.

   ICTI derives royalty income from licenses related to the use of the SIWF, BEST and ICE technologies. Technological innovation may lead to obsolescence of the services offered through the satellite systems that ICTI targets its technologies for, thereby impacting ICTI's royalty income.

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

   The mobile communications industry is highly competitive. See "Business -- Competition." Furthermore, Enerdyne competes with a number of companies in its current market, each of which provides one or more products offered by Enerdyne and some of which have access to greater financial resources.
   Enerdyne faces increased domestic competition, and as technological innovation becomes more available foreign and domestic competition is increasing. There is no assurance that Enerdyne will continue to be competitive in its existing and prospective markets.

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

   On April 10, 2002 the Company was notified verbally by its bank that the maturity date of the line of credit would be extended to July 31, 2002 from April 30, 2002 and the interest rate on the line will increase. The rest of the terms are currently being negotiated. The Company is not in compliance with the debt covenants and accordingly, the balance of the debt is classified as current as of December 31, 2001.

   Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely affected over the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   During 2001, the United States and other international markets experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility and terror. Such acts may increase or prolong such negative economic conditions. Although, we may see an increased demand in our government defense projects, other commercial operations of our business may be negatively impacted by the economic downturn. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and in other countries in which we conduct our business.

   Our stock price has in the past fluctuated and is likely to continue to fluctuate significantly, making it difficult to resell shares when an investor wants to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility including:

      actual or anticipated variations in our operating results,

      changes in government regulation,

      government investigation of us or our products,

      developments concerning  proprietary rights,

      litigation or public concern as to the safety of our products or our competitor's products,

      technological innovations or new commercial products by us or our competitors,

      investor perception of us and our industry, and

      general economic and market conditions including market uncertainty related to the September 11 2001 terrorist attacks and any potential military action resulting from the attacks.

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

   ITEM 2. DESCRIPTION OF PROPERTY

   The Company has various lease agreements for offices and manufacturing facilities. Certain of the Company's leases have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company leases its corporate office space under a non-cancelable operating lease that expires in December 2002. Enerdyne leases a 20,300 square foot facility in El Cajon, California that expires in November 2015, and Gulfport leases a 2,500 square foot facility in Gulfport, Mississippi that expires in March 2002. ICTI leases a 10,300 square foot facility in Gaithersburg, Maryland that expires in 2004. Total rent expense was $746,631, $466,160, and $348,640 for the years ended December 31, 2001, 2000 and 1999, respectively.

   ITEM 3.  LEGAL PROCEEDINGS

   In connection with the Company's purchase of certain assets of Enerdyne Technologies under the Agreement and Plan of Reorganization entered into as of July 7, 1998 by and among Boatracs, Inc., a California corporation, Boatracs Acquisition, Inc., a California corporation, Enerdyne Technologies, Inc., a California corporation, and the former shareholders of Enerdyne Technologies, Inc. (the "Enderdyne Agreement"), the Company issued promissory notes dated July 7, 1998 to each of the two (collectively, the "Sellers") in the principal amounts of $4,628,100 and $3,187,100, respectively, and subordinated promissory notes dated July 7, 1998 to each of the Sellers in the principal amounts of $976,900. The Company has not made all of the payments required under these notes due to restrictions from the Company's bank prohibiting the Company to do so. In addition, the Company has made claims against the Sellers under the Enerdyne Agreement. Pursuant to that agreement, the Company notified the Sellers on or about July 2001 advising them of the claims. The Company is attempting to resolve these claims. Accordingly, the balance has been classified as a current liability.

   The Company is not aware of any other current or pending legal proceedings to which the Company is a party and which may have an adverse effect on the Company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock began trading in the over-the-counter market in March 1995 and is quoted on the OTC Bulletin Board under the symbol "BTRK." The following table sets fiscal 2001 and 2000 high and low bid quotations for the common stock as provided by the National Association of Securities Dealers, Inc.:

   Quarter Ended ...........    High Bid          Low Bid

   December 31, 2001 .......    $   0.60          $   0.33
   September 30, 2001 ......    $   0.60          $   0.28
   June 30, 2001 ...........    $   0.46          $   0.30
   March 31, 2001 ..........    $   0.91          $   0.38

   December 31, 2000 .......    $   0.97          $   0.44
   September 30, 2000 ......    $   1.75          $   0.75
   June 30, 2000 ...........    $   2.81          $   1.13
   March 31, 2000 ..........    $   3.00          $   1.63

   On May 14, 2002, the closing price of the common stock, as reported on the OTC Bulletin Board, was $.20. As of May 14, 2002, the Company had approximately 300 holders of record of its common stock. The Company has not paid any dividends since the Merger on common stock and does not currently intend to declare any dividends. In addition, the Company's bank debt has restrictive covenants, which do not allow dividends to be paid.

   The quotations set forth above represent inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The existence of quotations for the common stock should not be deemed to imply that there is an established public trading market for the Company's common stock.

   In November 2001, the Company redeemed 25 shares of Series B Preferred Stock (valued at $10,000 per share) plus accrued dividends. A total of $286,226 was paid to the holder of the preferred stock.

   During 2001, the Company issued the following shares of its common stock. The shares were issued in reliance on exemptions from registration under Section 4 (2) of the Securities Act of 1933 (the "Act") and applicable state securities laws.

   1. In September 2001, the Company sold 22,222 shares of common stock at fair market value of $.45 per share.

   2. In August 2001, the Company accrued 60,000 shares of common stock at fair market value of $.30 per share to a consultant of the Company in return for consulting services. At December 31, 2001 the issuance of the shares was pending signature on an agreement.

   3. In August 2001, the Company issued 35,851 shares of common stock to a Company employee under the terms of an Employment Agreement effective November 1997. The shares were issued at $1.19 per share (12,631 shares) and $.65 per share (23,220 shares).

   4. In May 2001, the Company issued 52,632 shares of common stock at fair market value of $.38 per share to a consultant of the Company under the terms of an agreement.

   During 2000, the Company issued the following shares of its common stock, preferred stock and warrants to purchase common stock. The shares were issued in reliance on exemptions from registration under Section 4 (2) of the Act and applicable state securities laws.

   1. In July 2000, the Company issued 10,085 shares of common stock to a Company employee under the terms of an Employment Agreement effective November 1997. The shares were valued at an average price of $2.97 each.

   2. During June 2000, the Company issued 211,535 shares of common stock at a price equal to the average quoted closing price of the stock during the five business days immediately proceeding the closing date of the transaction ($1.95 per share) in a private placement. In addition the Company issued
   376.25 shares of Series B Preferred Stock valued at $10,000 per share. Three hundred shares of the Series B issued were in exchange for 300 shares of Series A Preferred Stock previously issued in 1999. The holders of the preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 10% per annum. Each share of the preferred stock is convertible into common stock at a conversion price of $3.00 per common share and may be adjusted for certain recapitalization events. An aggregate of $1,175,000 was raised.

   3. In June 30, 2000, the Company issued 23,270 warrants to purchase common stock to a consultant. The warrants were issued at the quoted market price, have a life of three years.

   4. In March 2000, the Company issued a warrant to purchase 50,000 shares of common stock at $2.53 per share to a bank. The warrant has a life of 63 months. Should the Company's relationship with the bank terminate, the life of the warrant would be reduced to 18 months from the date of such termination.

   During 1999, the Company issued the following shares of its common stock and preferred stock. The shares were issued in reliance on exemptions from registration under Section 4 (2) of the Act and applicable state securities laws.

   1. In September and December 1999, the Company issued a total of 16,921 shares to a Company employee under the terms of an employment agreement effective November 1997. The shares were issued at $3.34 per share (9,568 shares) and $2.04 per share (7,353 shares).

   2. On September 28, 1999 the Company issued 1,665,000 shares of the Company's common stock to former shareholders of ICTI valued at $2.125 per share, which represented a 15% discount from the market price due to trading restrictions on the stock. The shares were issued pursuant to the terms of an Agreement and Plan of Reorganization.

   3. In April 1999, the Company entered into an asset purchase agreement with two individuals to purchase a communications components business. The Company paid $50,000 in cash and issued 75,000 restricted common shares valued at $2.03 per share. Goodwill of approximately $200,000 was recorded as a result of the transaction.

   4. In May 1999, the Company issued 60,000 restricted common shares to QUALCOMM as full payment on $153,600 of certain accounts payable. The shares were issued at quoted market price of $2.56 per share.

   5. In June 1999, the Company entered into a Series A Preferred Stock Purchase Agreement with a private company. Pursuant to this agreement, the Company issued 300 restricted shares of convertible preferred Series A stock ("Preferred Stock") under Rule 506 of the Securities Act for an aggregate purchase price of $3,000,000. The holder of the preferred stock is entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 9% per annum. Each share of the preferred stock valued at $10,000, is convertible into common stock at a conversion price of $4.00 per common share and may be adjusted for certain recapitalization events. The agreement was converted into Series B Preferred Stock in 2000.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

   The Company has three business segments:
         1.  Boatracs, the communications segment,
         2.  Enerdyne, the video compression segment, and
         3.  ICTI, the satellite technology segment.

   Communications

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

   Video Compression

   On July 7, 1998, the Company acquired Enerdyne by means of a merger with a wholly owned subsidiary of the Company. Enerdyne is a provider of versatile, high performance digital video compression products to government and commercial markets. Enerdyne, formed in 1984, is located in El Cajon, California.

   During 2001 and 2000, management determined that the goodwill acquired with Enerdyne was impaired (see Note 4 of Notes to Consolidated Financial Statements).

   Satellite Technology

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

   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to significant contracts, bad debts, inventories, intangible assets, income taxes and financing operations.

   Our critical accounting policies are as follows:

            Revenue recognition

            Estimating valuation allowances, specifically allowance for doubtful accounts and inventory reserves, and

            Valuation of long-lived and intangible assets and goodwill

   Revenue Recognition

   The Boatracs division derives revenues from two sources:

         1. Sales of Boatracs systems and related software. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 as well as AICPA's Statement of Position ("SOP") 97-2 "Software Revenue Recognition") provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 and SOP 97-2 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process. Revenues from the sales of Boatracs systems are recorded using the requirements of SAB No. 101 and SOP 97-2.

   The Company recorded sales of communication equipment of $880,537 in 1999 and $716,062 in 2000. The Company initially recognized those sales at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, was $333,275 or $0.01 per share. In addition, the effect on 2000 of changing its method of revenue recognition was to increase revenue by approximately $601,000 and increase cost of goods sold by approximately $262,000, both before tax. In 2001, the Company continued to apply the provisions of SAB no. 101 to its revenue recognition.

         2. Revenue from data transmission and messaging is recognized at the time the transmission is made by the customer.

   The Enerdyne subsidiary - Revenues from the sale of video compression units which do not entail significant customization or customer modification is recognized when the contract has been completed, price has been determined, delivery has occurred and collectibility is reasonably assured. Enerdyne's products are generally subject to a 12-month warranty.

   The ICTI and Enerdyne subsidiaries - Revenues that relate to software and satellite communication equipment arrangements, that require significant product modification or customization of software and equipment, are recorded using the percentage of completion method as costs are incurred and the Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" in accordance with the provisions of SOP 97-2. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. These estimates are reviewed on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Significant management judgements and estimates, including the estimated costs to complete projects, which drives the project's percent complete, must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgements or utilized different estimates. In addition, many of our contracts include milestone billings. If a contract is terminated or reduced in scope prior to a milestone billing, we may not be able to recover the full amount of revenue recognized, which would result in a reduction of revenue and gross margin in the respective period.

   Revenue from time-based license agreements are amortized ratably over the life of the contract.

   Revenues from software and equipment arrangements that do not require significant modification or customization of software are recorded when delivery has occurred. Furthermore, revenues on maintenance is deferred over the term of the maintenance arrangement.

   Estimating valuation allowances.

   The Company maintains an allowance for doubtful accounts for estimating losses resulting from the inability of specific customers to make required payments, which results in bad debt expense. In addition, the Company maintains an allowance account for obsolete, slow moving and unmarketable inventory. Management determines the adequacy of these allowance accounts by periodically evaluating individual customer receivables and analyzes historical bad debts, inventory write-downs and current economic trends. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required to the allowance for doubtful accounts. Should the general economy deteriorate, resulting in the inability to sell inventory, additional allowances may be required to the allowance account for obsolete and slow moving inventory.

   Valuation of long-lived and intangible assets and goodwill.

   The Company has recorded significant amounts of goodwill and intangibles (a patent) resulting from acquisitions that the Company has completed in the last four years. The Company estimates the fair value of the amounts by performing discounted cash flow projections on a periodic basis when impairment indicators exist. In 2001, the Company recorded an impairment charge in the amount of $2.3 million to goodwill. Goodwill has been amortized using a useful live of 10 and 16 years and patent was amortized using a useful life of 16 years until December 31, 2000 at which time the useful life was changed to 11 years. In 2002, the Company will cease amortizing goodwill and will perform annual impairment analysis to assess the recoverability of the goodwill in accordance with the provisions of FASB No. 142. If future impairment charges need to be made, it will have an adverse impact on our results in the future.

   Results of Operations

   The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to total revenues:

                                                      Year Ended December 31,
                                                --------------------------------


                                                   2001      2000      1999
                                                    %         %          %
     Revenues:
         Communications                             41        47        48
         Video compression                          13        23        29
         Satellite transmission technology          46        30        23
                                                ------------------------------
              Total                                100       100       100
     Operating expenses:
         Communications                             17        20        19
         Video compression                           4         6         8
         Satellite transmission technology          24        19        12
                                                ------------------------------
         Gross Margin                               55        55        61
         Selling, general and administrative        67        68        54
         Research and development                    8         4         8
         Asset impairment                           14        38         -
                                                ------------------------------
         Loss from operations                      (34)      (55)       (1)
         Interest expense - net                     (4)       (5)       (5)
                                                ------------------------------
          Loss before cumulative effect of
          a change in accounting principle
          and income taxes                         (38)      (60)       (6)
           Income tax benefit (provision)            8         4        (1)
         Cumulative effect on prior year of
           changing method of revenue
           recognition                                        (2)
                                                ------------------------------
         Net loss                                  (30)      (58)       (7)
                                                ------------------------------

Years ended December 31, 2001 and 2000

    Total revenues for the year ended December 31, 2001 were $16,201,333, an increase of $403,490 or 3% as compared to total revenues of $15,797,843 for the prior year ended December 31, 2000.

    Communications revenue, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging were $6,731,536 or 42% of total revenues, a decrease of $678,039 or 9% compared to $7,409,575 or 47% of total revenues for the year ended December 31, 2000. Although the Company sold 58 more MCT units in 2001 compared to 2000, revenues were down, primarily due to the effects of the adoption of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB No. 101) in 2000, which calls for revenue to be deferred over a three-year period. Data transmission and messaging revenues increased 5% reflecting an overall increase in services provided by Boatracs as a result of growth in the number of systems installed on vessels. Software revenues declined 37% to $738,643 in 2001 from $1,176,010 in the prior year due to certain long-term software contracts terminating in early 2001.

    Video compression revenues for the year ended December 31, 2001, which are revenues from Enerdyne, were $2,066,196 or 13% of total revenues, a decrease of $1,582,782 or 43% compared to $3,648,978 or 23% of total revenues in the prior year. The decrease in revenues is primarily due to a reduction in sales to the military market and the delay in the completion of engineering of new products which is primarily attributable to increasing functionality to the products.

    Revenues from satellite transmission technology were $7,403,601 or 46% of total revenues for the year ended December 31, 2001 compared to $4,739,290 or 30% of total revenues for the year ended December 31, 2000, an increase of $2,664,311 or 56%. The increase in revenues is due primarily to an increase in royalties and license fees in the amount of $1,334,027 for the year ended December 31, 2001 to $1,511,981 in 2001, from $177,954 in the prior year. The increase resulted in the second quarter of 2001 from the receipt of $1 million in connection with a termination of a license agreement with a customer.

    Communications expense was $2,684,734 or 40% of communications revenue for the year ended December 31, 2001, a decrease of $476,417 or 15% compared to $3,161,151 or 43% of communications revenue in the prior year. Overall gross margin for communications increased 3% to 60% for the year ended December 31, 2001 from 57% for the same period of the prior year. The gross margin on communications includes the margin on the sale of MCT's, which increased 7% to 52% primarily due to the SAB No. 101 method of accounting where revenues and costs are amortized over three years. Also included in the gross margin is data transmission and messaging expense, which increased 1% to 66%. The margin on software revenues decreased 11% to 26% primarily due to a restructuring of the cost of certain installation charges.

    Video compression expenses were $746,725 or 36% of video compression revenues for the year ended December 31, 2001, a decrease of $144,129 or 16%, compared to $890,854 or 24% of video compression revenues for the prior year. The dollar decrease is consistent with the dollar decrease in revenues. The decrease in gross margin to 64% from 76% primarily relates to a decreased margin in one particular product sale, which brought down the overall margin.

    Satellite transmission technology expenses were $3,915,087 or 53% of satellite transmission technology revenues for the year ended December 31, 2001, an increase of $928,797 or 31%, compared to $2,986,290 or 63% of satellite transmission technology revenues in the prior year. The increase in gross margin of 10% is due primarily to royalty and license revenues and $1 million received as a termination of a license agreement. These revenues do not have related cost of sales expenses. The systems integration margin decreased 15% to 20% due to work performed on contracts in 2001, which had overall lower margins.

    Selling, general and administrative expenses for the year ended December 31, 2001 were $10,886,588 or 67% of total revenues, an increase of $194,425 compared to $10,692,163 or 68% of total revenues in the prior year. The increase in selling, general and administrative expenses was due to increases in general operating expenses. Salary expense increased $191,275 or 6% to $3,604,580 primarily due to additional personnel and general salary increases. Marketing expense decreased by $189,222 or 37% due primarily to the reduction of marketing personnel. Rent increased by $280,471 or 60% due to a full year of rent expense at the new Enerdyne facility. Other general expenses with increases were commissions expense offset by a reduction in consulting and travel expenses. In addition, amortization expense for the year ended December 31, 2001 increased by $110,843 or 5% to $2,595,365 due to the effect of a change in the estimated useful life of a patent from 16 years to 11 resulting in an increase of $508,694 in additional amortization, partially offset by the write down of goodwill in the amount of $6 million in 2000, resulting in a related reduction in amortization expense in 2001.

    Research  and  development  expenses  were  $1,242,077  for the  year  ended
    December 31, 2001, an increase of $615,467 compared to the prior year expenses of $626,610. Expenses were incurred at Enerdyne, ICTI and Boatracs in research and development of new and potential products. Research and development expenses include labor and materials.

    Interest expense, net of interest income, decreased $296,158 or 32% to $639,626 from $935,784 in the prior year primarily due to a lower debt balance.

    Income tax benefit was $1,362,949 for the year ended December 31, 2001 compared to an income tax benefit of $716,859 in the prior year primarily due to higher goodwill impairment and amortization amounts in the prior year reducing the benefit for 2000.

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

   Liquidity and Capital Resources

   The Company's cash balance at December 31, 2001 was $268,731, an increase of $263,642 over the December 31, 2000 cash balance of $2,089. At December 31, 2001 working capital was negative $6,305,639, an increase of $3,891,276 from negative working capital of $2,414,363 at December 31, 2000. Cash of $3,025,857 was provided by operating activities, cash of $480,835 was used in investing activities and cash of $2,278,380 was used in financing activities during 2001.

   The Company's liquidity was affected by three significant contracts during 2001 under which we received a total of $5.2 million. Included in the $5.2 million, was $1.5 million which was the result of a new license agreement for the use of technology and represented the first of four guaranteed royalty payments totaling $3.5 million to be recorded over the license term. The Company recorded the entire amount as deferred revenue and is amortizing this amount over the 42-month life of the agreement in accordance with SAB 101. With respect to the balance due of $2.0 million on this agreement, in October 2001, the Company entered into a Letter Agreement whereby the customer paid $1.4 million in full satisfaction of the account receivable of $2.0 million owing to the Company and recorded a discount in the amount of $572,000 as an offset against the balance of the deferred revenue. Included in the $1.2 million is revenue from a license agreement that the Company is amortizing to revenue over the 18-month term of the license agreement.

   As a result of receiving the above payments, in the second quarter the Company paid off a term loan with a bank in the amount of $1,937,500. The loan had an original balance in 1998 of $4,250,000 and a maturity of five years.

   The Company's liquidity was also affected by an increase in our line of credit from a bank in the amount of $500,000 in the second half of 2001. The balance on the line of credit was $2,250,000 at December 31, 2001.

   On April 10, 2002 the Company was notified verbally by its bank that the maturity date of the line of credit would be extended to July 31, 2002 from April 30, 2002 and the interest rate on the line will increase. The rest of the terms are currently being negotiated including non-compliance of debt covenants. If the Company is not successful and another source of financing is not found, we would have difficulty in continuing operations. Accordingly, the balance of the debt has been classified as current as of December 31, 2001.

   The total of short and long-term notes payable were $6,685,065 as of December 31, 2001 compared to $8,687,219 in the prior year, a decrease of $2,002,154. Principal payments of $2,601,530 were made on notes payable during 2001 including the final payment on a term loan with a bank discussed above.

   The Company has not been making scheduled payments on a Senior Note nor a Subordinated Note to the former owners of Enerdyne during 2001 and only partial payments were made in 2000. If the note holders do not forego payments on these notes of approximately $75,000 per month on the Senior Note and the balance of $1,667,000 which is due on the Subordinated Note, then the liquidity of the Company would be affected. The remaining balance on the Senior Note of $2.7 million has been classified as current.

   The Company anticipates making capital expenditures in excess of $300,000 during 2002.

   The Company believes that it may need additional financing to meet cash requirements for its operations, and the availability of such financing on terms acceptable to the Company is uncertain. Furthermore, if management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or certain of its business units, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

   The Company is required to meet certain restrictive financial and operating covenants under the line of credit which require the Company to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of December 31, 2001, March 31, 2001 and December 31, 2000 the Company was not in compliance with the minimum tangible net worth covenant, the cash flow to fixed charges ratio covenant (as defined in the Agreement), or the debt to cash flow ratio covenant (as defined in the Agreement). The Company is negotiating a forbearance of these covenant violations for the year ended December 31, 2001 and accordingly has classified all debt as current.

   Pursuant to the terms of the bank loan agreement, effective June 2000, the bank has prohibited the Company from making principal payments totaling approximately $820,000 on the senior notes payable and $1.1 million on the subordinated notes to the two former owners of Enerdyne Technologies, Inc. One former owner is a director of the Company.

   Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely effected over the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   On April 9, 2002, the Company received a letter from the United States Securities and Exchange Commission (the "SEC") in which the SEC provided certain comments regarding the Company's Form 8-K filed on March 27, 2002. On April 19, 2002, the Company filed its reply to the SEC's letter in the form of a letter of response and a Form 8-K/A. On May 2, 2002, the Company received a second letter from the SEC as a result of its response on April 19, 2002. The Company filed its reply to the SEC's second letter on May 13, 2002.

   Recent Accounting Pronouncements

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

   As of the date of adoption, unamortized goodwill was $5.5 million and unamortized identifiable intangible assets in the amount of $13.6 million will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $917,700 and $1,359,522 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

   ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

   The Company's consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and the reports of Singer Lewak Greenbaum and Goldstein LLP and Deloitte and Touche LLP, independent accountants, are included in this report commencing on page F-1.

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURES

   In July 2001, the Company approved the engagement of KPMG LLP ("KPMG") as its independent accountants replacing Deloitte and Touche LLP ("Deloitte and Touche"). In March 2002, the Company dismissed KPMG and engaged Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as its independent accountants for the year ended December 31, 2001.

   In connection with the audits of the Company's financial statements for the previous years ended December 31, 2000, 1999 and 1998 and in the subsequent interim period ending March 31, 2001, there were no disagreements with Deloitte and Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The accountant's reports of Deloitte and Touche on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion, nor were they qualified to audit scope, or accounting principles; however, the accountant's report for the year ended December 31, 2000 was qualified as to the uncertainty that ARCOMS would continue as a going concern.

   The Company determined that the cost of the audit of the financial statements for the year ended December 31, 2001, which was in progress, had become excessive. On March 20, 2002, the Audit Committee recommended, and the Board of Directors of the Company approved, the dismissal of KPMG as the Company's independent accountants prior to completion of the audit. In KPMG's letter to the Securities and Exchange Commission ("SEC"), they did not agree with the statement "following mutual agreement between KPMG and the Company's management."

   In connection with the uncompleted audit of the year ended December 31, 2001 and review of the interim periods ended June 30, 2001 and September 30, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. Nor, except to the extent discussed below, were there any reportable events within the meaning of Item 304 (a) (1) (v) of Regulation S-K for the interim periods ended June 30, 2001 and September 30, 2001, and the fiscal year ended December 31, 2001 and through the date of this report.

   In March 2002, KPMG informed the Company that information had come to its attention during the audit related to capitalized software and revenue recognition on licensing agreements, that if further investigated may materially impact the fairness or reliability of the Company's 2001 financial statements. Due to the dismissal of KPMG, further investigation was not performed. In a letter to the SEC, KPMG stated that the matter had not been resolved to their satisfaction. KPMG also informed the Company that they noted certain matters involving the Company's internal controls and its operations that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The reportable conditions are related to:

   (a)      timely performance of account analysis; and
   (b) the design and operation of internal controls in place related to the documentation and communication of establishing technological feasibility in connection with Statement of Financial Accounting Standards No. 86.

   The Company had not consulted with any other independent auditors regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements.

   In the fourth quarter of 2001, the Company determined that it would have been preferable to recognize a time-based license fee ratably over the term of the agreement based on guidance provided by SAB No. 101 and SOP 97-2. The amount of the fee was $1,200,000, all of which the Company recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. Also, the Company recorded charges of $1,081,467 to reduce recorded balances of unamortized capitalized software costs pursuant to SFAS 86. As a result, the Company amended its quarterly financial information as presented in Forms 10-QSB, accordingly.

                                    PART III

   The information called for by Part III, Items 9, 10, 11 and 12 is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to shareholders in June 2002.

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

   ITEM 10.      EXECUTIVE COMPENSATION

   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
   (a) The following documents are filed as part of, or incorporated by reference into this Annual Report on Form 10-KSB.
   (1) Financial Statements: The following consolidated financial statements and Independent Auditors' Report is included in this report beginning on page F-1.
                                                                           Page
             Independent Auditors' Report................................. F-1
                                                                         - F-2
             Consolidated Balance Sheets as of December 31, 2001 and 2000. F-3
              Consolidated Statements of Operations for the years ended
                  December 31, 2001, 2000 and 1999........................ F-4
             Statements of Stockholders' Equity for the years ended
                  December 31, 2001, 2000 and 1999.........................F-5
             Statements of Consolidated Cash Flows for the years ended
                   December 31, 2001, 2000 and 1999....................... F-6
             Notes to consolidated financial statements................... F-7
                                                                          -F-22

   (b)       REPORTS ON FORM 8-K.
   In August 2001, the Company filed Form 8-K notifying the Securities and Exchange Commission that the Company was mailing a letter to the Company's shareholders from the Chief Executive Officer giving a business status report.

   In July 2001, the Company filed Form 8-K advising the Securities and Exchange Commission of a change in the Registrant's Certifying Accountants (see Item 8.)

   In March 2002, the Company filed Form 8-K advising the Securities and Exchange Commission of a change in the Registrant's Certifying Accounts (see
   Item 8.) The 8-K was amended and filed on April 19, 2002.

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
3.5          Certificate of  Determination  (16)
3.6          Certificate of Amendment to Advanced Remote Communication
             Solutions, Inc.(16)
4.1          Form of the  Company's  Common  Stock  Certificate  (2)
10.1*        License  and Distribution  Agreement  dated June 13,  1990,  by and  between  QUALCOMM and the Company,  as amended (3)
10.2*        License  Agreement dated March 31, 1995,  between the Company and QUALCOMM (2)
10.3         Employment  Agreement--Michael  Silverman (2)
10.13        Employment  Agreement  between  Boatracs,  Inc. and Charles
             Drobny,  Jr. effective November 1, 1997 (6)
10.14        Agreement and Plan of Reorganization  dated July  7,  1998 by and between  Boatracs,  Inc.,  Enerdyne  Technologies,  Inc.,
             Boatracs  Acquisition,  Inc.,  Scott T.  Boden  and  Irene
             Shinsato.  (7)
10.15        Employment  Agreement  dated July 7, 1998  between  Scott T.
             Boden and  Enerdyne Technologies,  Inc. (7)
10.16        Option  Agreement dated July 7, 1998 between Scott T. Boden and
             Boatracs, Inc. (7)
10.17        Employment  Agreement dated July 7, 1998
             between  Irene  Shinsato  and  Enerdyne  Technologies,  Inc.  (7)
10.18        Option Agreement  dated July 7, 1998 between Irene Shinsato and
             Boatracs Inc. (7)
10.19        Financial Statements of Enerdyne Technologies, Inc. (8)
10.20        First Amendment to Agreement  and  Plan  of  Reorganization between
             Boatracs,   Inc.,   Boatracs Acquisition, Inc., Enerdyne
             Technologies,  Inc.,  Scott T. Boden, Irene Shinsato, Jon Gilbert
             and Michael  Silverman (9)
10.22        Loan Agreement  effective  December 29, 1998 between Boatracs,
             Inc. and Enerdyne Technologies,  Inc. (Borrower) and
             First  National  Bank  (Lender)  (10)
10.23        Promissory  Note in the  amount of $4,250,000 dated December 29,
             1998,  between Boatracs,  Inc.: ET. AL. (Borrower)
             and First  National Bank (Lender)  (10)
10.24        Promissory  Note in the amount of $750,000 dated December 29,
             1998 between Boatracs,  Inc.: ET. AL. (Borrower) and
             First National Bank (Lender) (10) 10.25 Commercial Pledge
             and Security Agreement between Boatracs,  Inc.:ET. AL. (Borrower),
             Boatracs,  Inc. (Grantor) and First National  Bank  (Lender) (10)
10.26        Commercial   Security  Agreement  between Boatracs,  Inc.: ET. AL.
             (Borrower),  EnerdyneTechnologies,  Inc. (Grantor) and First
             National Bank (Lender) (10) 10.27 Commercial  Security  Agreement
             between Boatracs, Inc.: ET.AL.  (Borrower),  Boatracs, Inc.
            (Grantor) and First National Bank (Lender) (10)
10.28        Commercial  Security Agreement between Boatracs,  Inc.:
             ET. AL.  (Borrower),  Boatracs  (Europe) B.V. and Oceantrac
             (Grantor) and First National Bank (Lender) (10)
10.29        Collateral  Assignment,  Patent  Mortgage and
             Security Agreement as of December 29, 1998 between Enerdyne
             Technologies,  Inc., a California  corporation  (Grantor) and
             First National Bank, a national banking
             association  (Grantee) (10)
10.31        Agreement of Merger and Plan of Reorganization
             between   Advanced   Remote   Communication   Solutions,
             Inc.  and  Innovative Communications Technologies, Inc. and its
             shareholders dated effective August 1, 1999 (11)
10.32        Financial statements of Innovative Communications  Technologies,
             Inc. (12)
10.33        Employment  agreement with Mohammed G. Abutaleb dated September
             28, 1999 (14)
10.34        Change in Terms Agreement between the Company (Borrower) and
             First  National Bank  (Lender) (15) 10.35 ARCOMS  amended 1996
             Stock Option Plan (17)
10.36        Changes  in Terms Agreement dated August 3, 2001 between Borrower
             Advanced  Remote  Communication  Solutions,  Inc. and Lender
             First National Bank increasing the principal amount of
             Promissory Note from $1,750,000 to $2,000,000 (21).
10.37        Changes in Terms Agreement dated November 5, 2001 between  Borrower
             Advanced  Remote  Communication  Solutions,  Inc. and Lender
             First National Bank increasing the principal amount of Promissory
             Note from $2,000,000 to$2,250,000.(21)
10.38        Changes in Terms  Agreement  dated December 20 2001 between
             Borrower Advanced  Remote  Communication  Solutions,  Inc.
             and Lender First National Bank
             extending the maturity date of Promissory Note from December 29,
             2001 to January 31,  2002.  (21)
10.39        Changes in Terms  Agreement  January  29,  2002  between
             Borrower Advanced Remote Communication Solutions, Inc. and Lender
             First National Bank  extending the maturity  date of  Promissory
             Note from January 31, 2002 to April 30, 2002. (21)
10.40        Employment  agreement dated January 26, 2001 between
             Advanced Remote Communication Solutions,  Inc. and John Westgarth,
             President of Enderdyne Technologies,  Inc. (21)
10.41        Form 8-K, Item 4 Change in Registrant's
             Certifying  Accountants  from Deloitte and Touche LLP to
             KPMG LLP dated July 26, 2001. (18)
10.42        Form 8-K, Item 4 Change in Registrant's  Certifying Accountants
             from KPMG LLP to Singer Lewak  Greenbaum and Goldstein LLP dated
             March 27, 2002.(19)
10.43        Form 8-K/A, Amendment No. 1, Item 4 Change in Registrant's
             Certifying Accountants,  filed dated April 19, 2002. (20)
21           Subsidiaries of the Registrant (21)
23.1         Independent Auditors' consent (21)
   ___________________________

(1) Incorporated by reference to the exhibit of the same number to the Company's Form 8-K dated January 12, 1995.
(2) Incorporated by reference to the exhibit of the same number to the Company's Form S-1, SEC File No. 33-91284, filed with the SEC on May 4, 1995.
(3)   Incorporated by reference to the exhibit of the same number to the
      Company's   Amendment No. 3 to Form S-1, SEC File No. 33-91284, filed
      with the SEC on July 6, 1995.
(4) Incorporated by reference to the exhibit of the same number to the Company's Form 10-K filed with the SEC March 1996.
(5) Incorporated by reference to the Company's Form 10-QSB filed with the SEC in May 1996.
(6) Incorporated by reference to the Company's Form 8-K/A filed with the SEC on March 31, 1998.
(7) Incorporated by reference to the Company's Form 8-K filed with the SEC on July 21, 1998.
(8) Incorporated by reference to the Company's Form 8-K/A, Amendment No. 1, filed with the SEC on August 14, 1998.
(9) Incorporated by reference to the Company's Form 8-K/A, Amendment No. 2, filed with the SEC on November 18, 1998.
(10) Incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 30, 1999
(11) Incorporated by reference to the Company's Form 8-K filed with the SEC on October 7, 1999.
(12) Incorporated by reference to the Company's Form 8-K/A filed with the SEC on December 10, 1999.
(13) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on August 16, 1999.
(14) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on November 15, 1999.
(15) Incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 29, 2000.
(16) Incorporated by reference to the Company's Form 10-QSB filed with the SEC on August 14, 2000.
(17) Incorporated by reference to the Company's Form S-8 filed with the SEC on August 3, 2000.
(18) Incorporated by reference to the Company's Form 8-K filed with the SEC on July 26, 2001.
(19) Incorporated by reference to the Company's Form 8-K filed with the SEC on March 27, 2002.
(20) Incorporated by reference to the Company's Form 8-K/A, Amendment no. 1, filed with the SEC on April 19, 2002.
(21)  Filed herewith

      *Confidential treatment requested

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   May 14, 2002          ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

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

/s/ Michael L.Silverman ..........      Chairman of the Board,      May 14, 2002
Michael L. Silverman .............      C.E.O., President

/s/ Scott T. Boden ...............      Director                    May 14, 2002
Scott T. Boden

/s/ Mohammed Abutaleb ............      Director                    May 14, 2002
Mohammed Abutaleb

/s/Andrew Werth ..................      Director                    May 14, 2002
Andrew Werth

/s/Daniel Flanagan ...............      Director                    May 14, 2002
Daniel Flanagan

/s/Douglas Dwyre .................      Director                    May 14, 2002
Douglas Dwyre

/s/ Dean B. Kernus ...............      Chief Financial             May 14, 2002
Dean B. Kernus ...................      Officer





EXHIBIT 21

Wholly owned subsidiaries of the Registrant

ARCOMS Europe B.V., a Netherlands corporation

Enerdyne Technologies, Inc., a California corporation

Innovative Communications Technologies, Inc., a Delaware corporation

OceanTrac, Ltd. a Canadian corporation



EXHIBIT 23.1

Consent from Auditors

INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-42908, 333-53141, 333-01817, and 333-80765 of Advanced Remote Communication
Solutions, Inc. on Form S-8 of our report, dated April 8, 2002, appearing in this Annual Report on Form 10-KSB of Advanced Remote Communication Solutions, Inc. for the year ended December 31, 2001.


/s/ Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, California
May 14, 2002





INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-42908, 333-53141, 333-01817 and 333-80765 of Advanced Remote Communication
Solutions, Inc. on Form S-8 of our report dated April 4, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), appearing in this Annual Report on Form 10-KSB of Advanced Remote Communication Solutions, Inc. for the year ended December 31, 2001.


/s/ Deloitte & Touche LLP
San Diego, California
May 14, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
    Stockholders of Advanced Remote Communication Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Remote Communication Solutions, Inc. (the "Company") and subsidiaries as of December 31, 2001 and the related consolidated statement of operation, stockholders' equity and cash flow for the year then ended. The financial statements of the Company for the years ended December 31 2000 and 1999 were audited by other auditors whose report, dated April 4, 2001 on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operation and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
April 8, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
  Stockholders of Advanced Remote Communication Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Remote Communication Solutions, Inc. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition to comply with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission.

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



/s/ DELOITTE & TOUCHE LLP
San Diego, California
April 4, 2001



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------

ASSETS                                                                             2001                2000


CURRENT ASSETS:
  Cash                                                                              $ 268,731             $ 2,089
  Restricted cash (Note 1)                                                                  -             152,099
  Accounts receivable - net                                                         3,810,809           3,263,327
  Inventories - net                                                                 1,572,944           1,361,075
  Prepaid expenses and other assets                                                   541,962           1,328,931
                                                                             -----------------   -----------------
           Total current assets                                                     6,194,446           6,107,521

DEPOSITS                                                                              231,984                   -
PROPERTY - net                                                                        487,402             574,912
CAPITALIZED SOFTWARE - net                                                            234,871             345,654
GOODWILL - net                                                                      5,492,003           8,663,958
PATENT - net                                                                       13,607,983          15,209,135
                                                                             -----------------   -----------------

TOTAL                                                                            $ 26,248,689        $ 30,901,180
                                                                             =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $ 2,746,200         $ 1,563,886
  Accrued expenses                                                                  1,015,982           1,075,149
  Deferred revenue                                                                  2,052,838             311,461
  Current portion of notes payable                                                  6,685,065           5,571,388
                                                                             -----------------   -----------------
           Total current liabilities                                               12,500,085           8,521,884

DEFERRED REVENUE                                                                    1,570,613                   -
NOTES PAYABLE                                                                               -           3,115,831
DEFERRED TAX LIABILITY                                                              4,364,333           6,373,026
COMMITMENTS (Notes 5, 8 and 10)

STOCKHOLDERS' EQUITY:
  Convertible preferred series B stock, no par value, liquidation                   3,512,500           3,762,500
  preference $10,000 per share, 1,000,000 shares authorized,
  351 and 376.25 shares outstanding at 2001 and 2000, respectively
  Common stock, no par value; 100,000,000 shares authorized, 21,201,627 and
  21,090,922 shares issued and outstanding at 2001 and 2000, respectively          22,280,750          22,220,750
  Accumulated deficit                                                             (17,979,592)        (13,092,811)
                                                                             -----------------   -----------------

           Total stockholders' equity                                               7,813,658          12,890,439
                                                                             -----------------   -----------------

TOTAL                                                                            $ 26,248,689        $ 30,901,180
                                                                             =================   =================


See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------
                                                             2001                    2000                   1999

REVENUES:
  Communications                                            $ 6,731,536            $ 7,409,575             $ 6,889,171
  Video compression                                           2,066,196              3,648,978               4,056,674
  Satellite transmission technology                           7,403,601              4,739,290               3,349,609
                                                  ----------------------  ---------------------  ----------------------
  Total revenues                                             16,201,333             15,797,843              14,295,454
                                                  ----------------------  ---------------------  ----------------------
COSTS AND EXPENSES:
  Communications                                              2,684,734              3,161,151               2,769,991
  Video compression                                             746,725                890,854               1,184,524
  Satellite transmission technology                           3,915,087              2,986,290               1,681,229
                                                  ----------------------  ---------------------  ----------------------
  Gross Margin                                                8,854,787              8,759,548               8,659,710
  Selling, general and administrative                        10,886,588             10,692,163               7,673,493
  Research and development                                    1,242,077                626,610               1,133,943
  Asset impairment (Note 4)                                   2,300,000              6,000,000
                                                  ----------------------  ---------------------  ----------------------
LOSS FROM OPERATIONS                                         (5,573,878)            (8,559,225)               (147,726)
Interest expense - net                                         (639,626)              (935,784)               (711,984)
                                                  ----------------------  ---------------------  ----------------------
LOSS BEFORE TAXES                                            (6,213,504)            (9,495,009)               (859,710)
Income tax benefit (provision)                                1,362,949                716,859                 (66,578)
                                                  ----------------------  ---------------------  ----------------------
LOSS BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                               (4,850,555)            (8,778,150)               (926,288)
Cumulative effect on prior years of changing
method of revenue recognition - net                                                   (333,275)
                                                  ----------------------  ---------------------  ----------------------
NET LOSS                                                   $ (4,850,555)          $ (9,111,425)             $ (926,288)
                                                  ======================  =====================  ======================

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss before cumulative effect of a change in
  accounting principle                                          $ (0.23)               $ (0.42)                $ (0.05)
Cumulative effect on prior years of changing
  method of revenue recognition - net                                                    (0.01)
                                                  ----------------------  ---------------------  ----------------------
LOSS PER COMMON SHARE                                           $ (0.23)               $ (0.43)                $ (0.05)
                                                  ======================  =====================  ======================

Weighted average common shares
  outstanding                                                21,145,148             20,969,470              19,380,503
Dilutive effect of:
Employee stock options
Warrants
Weighted average common shares
  outstanding, assuming dilution                             21,145,148             20,969,470              19,380,503

Pro forma amounts assuming the new revenue recognition
method is applied retroactively
 Net loss                                                   -                     $ (8,778,150)           $ (1,284,329)
Basic and diluted net loss per share                        -                          $ (0.42)                $ (0.07)


See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------------------


                                                     Common Stock              Preferred Stock                            Total
                                              ---------------------------------------------------------
                                                                                                        Accumulated  Stockholders'
                                               Shares           Amount         Shares       Amount        Deficit         Equity
                                              ------------  ----------------  -------- ----------------------------  --------------

BALANCE, JANUARY 1, 1999                       18,834,032        $17,527,483                           $(3,055,098)   $ 14,472,385
  Common stock issued through exercise of
  stock options                                    88,907             43,143                                                43,143
  Common stock issued for acquisitions          1,740,000          3,690,000                                             3,690,000
  Common stock issued to vendor in payment
  for accounts payable                             60,000            153,750                                               153,750
  Common stock issued in accordance with
  employment agreement                              6,921             45,000                                                45,000
  Convertible preferred Series A stock issued                                     300    $ 3,000,000                     3,000,000
  Net loss                                                                                                (926,288)       (926,288)
                                              ------------  ----------------  -------- ----------------------------  --------------
BALANCE, DECEMBER 31, 1999                     20,739,860         21,459,376      300      3,000,000    (3,981,386)     20,477,990
  Common stock issued through exercise of
  stock options                                   129,442            154,973                                               154,973
  Common stock issued in accordance with
  employment agreement                             10,085             30,000                                                30,000
  Common stock issued in a private
  placement agreement                             211,535            400,896                                               400,896
  Convertible preferred Series B stock issued                                     376      3,762,500                     3,762,500
  Convertible preferred Series A converted
  to Series B                                                                    (300)    (3,000,000)                   (3,000,000)
  Stock options and warrants issued to vendors                       175,505                                               175,505
  Net loss                                                                                              (9,111,425)     (9,111,425)
                                              ------------  ----------------  -------- ----------------------------  --------------
BALANCE, DECEMBER 31, 2000                     21,090,922         22,220,750      376      3,762,500   (13,092,811)     12,890,439
  Common stock issued in a private placement
  agreement                                         22,222            10,000                                                10,000
  Common stock issued in accordance with
  employment agreement                              35,851            30,000                                                30,000
  Common stock issued to a consultant               52,632            20,000                                                20,000
  Redemption of preferred Series B stock                                          (25)      (250,000)                     (250,000)
  Dividend on redemption of preferred
  Series B stock                                                                                           (36,226)        (36,226)
  Net loss                                                                                              (4,850,555)     (4,850,555)


                                              ------------  ----------------  -------- -------------- -------------  --------------
BALANCE, DECEMBER 31, 2001                    21,201,627        $ 22,280,750      351    $ 3,512,500  $(17,979,592)    $ 7,813,658
                                              ============  ================  ======== ============== =============  ==============

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                           2001               2000               1999

OPERATING ACTIVITIES:
  Net (loss) income                                                      $ (4,850,555)       $(9,111,425)        $ (926,288)
  Adjustments to reconcile net loss (income) to net cash
   provided by (used in) operating activities:
   Change in deferred tax liability                                        (2,008,693)          (491,351)           224,793
    Depreciation and amortization                                           3,144,704          2,840,137          2,469,682
    Loss on impairment of goodwill                                          2,300,000          6,000,000
    Loss on disposal of fixed assets                                            7,531              6,347
    Provision for bad debts                                                    67,615            (23,668)            17,088
    Provision for inventory reserve                                            48,059             40,000
    Stock options and warrants issued                                                            175,505
    Deferred revenue                                                        3,311,990
    Changes in assets and liabilities, net of effects
       of acquisitions:
      Restricted cash                                                          28,225           (101,747)           (50,352)
      Accounts receivable                                                    (615,097)         1,206,111         (2,142,454)
      Inventories                                                            (259,928)          (482,544)          (233,794)
      Prepaid expenses and other assets                                       786,969           (403,181)          (815,439)
      Accounts payable and accrued expenses                                 1,173,147           (472,742)         1,443,648
      Long term deposits                                                     (108,110)
                                                                      ----------------   ----------------   ----------------
           Net cash provided by (used in) operating activities              3,025,857           (818,558)           (13,116)
                                                                      ----------------   ----------------   ----------------
INVESTING ACTIVITIES:
  Net cash paid for acquisitions                                                                                 (1,579,109)
  Increase in goodwill                                                        (45,750)
  Proceeds from sale of investment securities                                                                       149,068
  Patent issued                                                              (299,990)
  Capitalized software costs                                                   66,818           (345,654)
  Capital expenditures                                                       (201,913)          (231,792)          (273,665)
                                                                      ----------------   ----------------   ----------------
           Net cash used in investing activities                             (480,835)          (577,446)        (1,703,706)
                                                                      ----------------   ----------------   ----------------
FINANCING ACTIVITIES:
  Cash received for stock options and warrants exercised                                         184,973             88,143
  Payment of dividends on preferred Series B                                  (36,226)
  Principal payments on notes payable                                      (2,601,530)        (1,707,558)        (1,730,400)
  Proceeds from  line of credit                                             2,350,000          2,005,000            750,000
  Payments on line of credit                                               (1,800,000)        (1,055,000)
  Net proceeds from issuance of common stock                                   10,000            400,896
  Proceeds from notes payable                                                  49,376
  Proceeds from issuance of convertible
    preferred Series B stock, net                                                                762,500
  Redemption of Series B stock                                               (250,000)
  Proceeds from issuance of convertible
    preferred Series A stock, net                                                                                 3,000,000
                                                                      ----------------   ----------------   ----------------
           Net cash (used in) provided by financing activities             (2,278,380)           590,811          2,107,743
                                                                      ----------------   ----------------   ----------------
NET (DECREASE) INCREASE IN CASH                                               266,642           (805,193)           390,921
CASH AT BEGINNING OF YEAR                                                       2,089            807,282            416,361
                                                                      ----------------   ----------------   ----------------
CASH AT END OF YEAR                                                         $ 268,731            $ 2,089          $ 807,282
                                                                      ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $ 230,837          $ 845,998          $ 720,127
  Cash paid for income taxes                                                 $ 43,967           $ 17,765           $ 51,453
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of notes payable for acquisitions                                                                      $ 600,000
  Common stock issued for acquisitions and payments on                       $ 50,000
     accounts payable                                                                                           $ 3,843,750
  Decrease in deferred tax liability due to change in estimated life
     of a patent                                                            $ 267,448
  Discount on redemption of note receivable for common stock
  Conversion of Series A Preferred Stock into Series B                                       $ 3,000,000

See notes to consolidated financial statements.




ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Advanced Remote Communication Solutions, Inc. ("ARCOMS") (formerly Boatracs, Inc.) and its wholly owned subsidiaries, Enerdyne Technologies, Inc. ("Enerdyne"), OceanTrac, Inc., ARCOMS Europe B.V. ("Europe"), Innovative Communications Technologies, Inc. ("ICTI"), and its divisions Boatracs and Boatracs Gulfport ("Gulfport") (collectively called the "Company"), are engaged in communications and satellite transmission technology, and provide video compression products to government and commercial markets. The Company operates in three business segments.

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

      Business Conditions - Management's Plan to Continue as a going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $4,850,555, $9,111,425, and $926,288 for the years ended December 31, 2001, 2000, and 1999, respectively. The loss for the years ended December 31, 2001 and December 31, 2000 included non-cash impairment charges of $2,300,000 and $6,000,000, respectively, related to goodwill recorded as a result of the acquisition of Enerdyne (Note 2). In addition, during 2001, 2000, and 1999, the Company undertook significant research and development efforts and refined its marketing and manufacturing processes, all of which contributed significantly to its net losses for those years. At December 31, 2001, the Company had an accumulated deficit of $17,979,592 and its working capital was negative $6,305,639, the latter partially the result of classifying borrowings from the seller's of Enerdyne as a current liability. In addition, as discussed in Note 6, the Company is negotiating a forbearance of certain of the restrictive financial and operating covenants prescribed under its debt agreement with a bank for the year ended December 31, 2001 and accordingly classified all debt as current. The Company received waivers of these covenant violations for the year ended December 31, 2000 and for the three months ended March 31, 2001.

      Notwithstanding the matters discussed above, the Company must continue to secure financing to support its growth and implement its business plan.

      The Company is also proceeding with several financing opportunities which have not been finalized, as well as several different debt and equity fund raising efforts to raise the funds that the Company will require to achieve its growth plan through the end of the year 2002. The Company has also engaged financial advisors to assist in exploring various capital restructuring and strategic alternatives with third parties. At this time, no decision has been made to enter into a transaction or as to what form a transaction might take, and there is no assurance that any such transaction will be consummated.

      The  Company  continues  to  focus  on  reducing   selling,   general  and
      administrative expenses. In addition, the Company continues to review the profitability of its customer base.

       Management continues to vigorously pursue new business, while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that the Company will be successful in obtaining new business and producing incremental profits and cash flow.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of ARCOMS and its divisions and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Restricted Cash - At December 31, 2000 restricted cash represented accounts that collateralized performance and/or bid bonds for ICTI.

      Accounts Receivable - Included in accounts receivable at December 31, 2001 and 2000 are amounts representing costs and estimated earnings in excess of billings on construction contracts in the amount of $1,176,581 and $93,676, respectively.

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

      Property, Goodwill and Patent - Property is recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets (generally three to seven years). Goodwill resulting from the acquisitions of Enerdyne and ICTI is amortized under the straight line method over 10 and 16 years, respectively, and the Company's patent was originally amortized over 16 years. During 2001 the Company reevaluated the life of the patent and changed the estimated life of amortization to 11 years from 16 years. The incremental effect of this change of estimated life was $508,694 or ($.02) per share for 2001. The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization period, and whether the estimated useful life ascribed to the goodwill is appropriate given the pattern of such cash flows. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the assets are not recoverable, the carrying amount is reduced by the estimated shortfall of cash flows on a undiscounted basis.

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

      The Company recorded sales of communication equipment of $880,537 in 1999 and $716,062 in 2000. The Company initially recognized those sales at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the estimated period of the messaging services. The cumulative effect to December 31, 1999 of changing its method of revenue recognition was $(333,275), or ($0.01) per share. This amount was reflected in the Company's operations for the year ended December 31, 2000. In addition, the effect on 2000 of changing its method of revenue recognition was to increase revenue by approximately $601,000 and increase cost of goods sold by approximately $262,000. Commencing in 2001, the Company recorded sales of communication equipment in accordance with SAB No. 101.

      Revenue from data transmission and messaging is recognized at the time the transmission is made by the customer.

      Revenue Recognition in the Satellite Transmission Technology Segment - Revenue arises from satellite software arrangements at ICTI. Revenue that relates to software arrangements requiring significant product modification or customization of software are recorded using the percentage of completion method as costs are incurred. Revenues from software arrangements that do not require significant modification or customization of software are recorded when all other revenue recognition criteria are met.

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

      Capitalized Software Costs - Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86"), the Company capitalizes internally developed software if the software product under development has reached technological feasibility. These costs are amortized on a product-by-product basis, currently over a three-year period, using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date the Company evaluates on a product-by-product basis the unamortized capitalized cost of software compared to the net realizable value of that product. In the fourth quarter of 2001, the Company wrote-off capitalized software costs in accordance with SFAS 86, resulting in a restatement of its previously reported quarterly information. See Note 13.

      Goodwill and other Intangible Assets - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

      As of the date of adoption, unamortized goodwill was $5.5 million and unamortized identifiable intangible assets in the amount of $13.6 million will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $917,700 and $1,359,522 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

      Significant Customers - A material source of the Company's revenues comes from a customer who represented approximately 14% of the Company's total revenues in 2001. Accounts receivable from this customer aggregated $231,494 at December 31, 2001. In 2000, two significant customers represented 10% and 9% respectively of the Company's total revenues. Accounts receivable from these customers aggregated $1,096,095 at December 31, 2000. In 1999, two significant customers each represented 10% of total revenues, respectively, and accounts receivable from these customers aggregated $407,817. The loss of these customers could have a material adverse effect on the Company. The Company has not historically experienced any material losses from significant customers.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year, pursuant to SFAS No. 128, "Earnings per Share." Stock options and warrants are not included in the calculation in 2001, 2000 and 1999 as they are anti-dilutive.

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

      Reclassifications - Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

2.    ACQUISITIONS

      Innovative Communications Technologies, Inc. - Effective August 1, 1999, the Company completed the acquisition of all of the shares of ICTI, a privately held company located in Gaithersburg, Maryland that is engaged in the design and implementation of bandwidth efficient multi-media satellite networks. The purchase price to the former shareholders of ICTI included the payment of $1.5 million in cash, and the issuance of
      1,665,000 shares of the Company's common stock and the delivery of promissory notes in the amount of $600,000 (see Note 6). In addition, the Company delivered a non-interest bearing note in the amount of $400,000 that was subject to attainment of certain revenue targets by March 31, 2001 which was not recorded at the time of acquisition. During 2001, the revenue target was met in the amount of $75,000 and $45,750 was recorded as a note payable in compliance with the agreement. The Company effectively acquired ICTI's assets of $1.6 million, assumed its liabilities of $1.5 million, and recorded goodwill in the amount of $5.5 million, which is being amortized over ten years under the straight line method.

      The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

        PROFORMA INFORMATION (Unaudited)       1999                    1998
                                           -----------------    ---------------
        Net sales                            $17,913,508          $14,880,000
        Net loss                              $ (910,000)       $    (105,000)
        Basic loss per common share                $(.04)            $(.01)
        Diluted loss per common share              $(.04)             $(.01)
        Weighted average common shares
        outstanding                           20,612,000          18,998,000
        Weighted average common shares
        outstanding,                        n/a                     n/a
        assuming dilution

3.       BALANCE SHEET DETAILS

                                                 2001             2000
 Accounts receivable                          $3,936,044           $3,320,947
   Less allowance for doubtful
   accounts and sales return reserve             125,235               57,620
                                           ----------------- ----------------
                                              $3,810,809           $3,263,327
                                           ----------------- ----------------
 Inventory:
      Raw materials                            $ 927,575             $693,568
      Work in progress                           270,242              204,790
      Finished goods                             463,186              502,717
                                           ----------------- ----------------
                                               1,661,003            1,401,075
   Less allowance for obsolete
   inventory                                      88,059               40,000
                                           ----------------- ----------------
                                              $1,572,944           $1,361,075
                                           ----------------- ----------------

 Property:
     Computers and equipment                  $1,357,615           $1,428,178
     Furniture and fixtures                      219,953              268,310
     Leasehold improvements                       84,531               88,832
                                           ----------------- ----------------
                                               1,662,099            1,785,320
     Less accumulated depreciation             1,174,697            1,210,408
                                           ----------------- ----------------
                                               $ 487,402            $ 574,912
                                           ----------------- ----------------

 Goodwill                                     $9,227,022         $ 11,481,272
     Less accumulated amortization             3,735,019            2,817,314
                                           ----------------- ----------------
                                              $5,492,003          $ 8,663,958
                                           ----------------- ----------------

 Patent                                      $18,299,990          $18,000,000
      Less accumulated amortization            4,692,007            2,790,865
                                           ----------------- ----------------
                                             $13,607,983          $15,209,135
                                           ----------------- ----------------

      Depreciation expense was $281,892, $355,615 and $327,960 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense was $2,595,365, $2,484,522, and $2,141,722 for the years ended December
      31, 2001, 2000 and 1999, respectively.

4.    ASSET IMPAIRMENT CHARGES

      In 2001, based on Enerdyne's historical and prospective operating cash flows, the Company evaluated the recoverability of goodwill associated with the acquisition of Enerdyne in accordance with its accounting policy as described in Note 1. In evaluating for impairment under its accounting policy, the Company first reviewed for impairment under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In determining the amount of the impairment, the Company compared the goodwill's net book value to its estimated fair value. Based on the above, the Company recorded an impairment charge to goodwill of $2,300,000 in 2001, reducing goodwill related to the Enerdyne acquisition to $2,602,547. The effect of this charge reduced future goodwill amortization by approximately $143,750 per year. The impairment of goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the carrying value of goodwill associated with the business. The Company will continue to evaluate goodwill on a regular basis.

      In 2000, based on Enerdyne's historical and prospective operating cash flows, the Company evaluated the recoverability of goodwill associated with the acquisition of Enerdyne in accordance with its accounting policy as described in Note 1. In evaluating for impairment under its accounting policy, the Company first reviewed for impairment under the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In determining the amount of the impairment, the Company compared the goodwill's net book value to its estimated fair value. Based on the above, the Company recorded an impairment charge to goodwill of $6,000,000 in 2000, reducing goodwill related to the Enerdyne acquisition to $4,902,547. The effect of this charge reduced future goodwill amortization by approximately $375,000 per year. The impairment of goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the carrying value of goodwill associated with the business. The Company will continue to evaluate goodwill on a regular basis.

5.    LEASES

      Facility Leases - The Company has various lease agreements for offices and manufacturing facilities. The Company's leases generally have rent escalation terms based on the Consumer Price Index, which will affect future minimum lease payments. The Company leases its corporate office space under a non-cancelable operating lease that expires December 2002. Enerdyne leases a 20,300 square foot facility in El Cajon, California, which expires in November 2015. Gulfport leases a 2,500 square foot facility in Gulfport, Mississippi, which expires in January 2003. ICTI leases a 10,300 square foot facility in Gaithersburg, Maryland, which expires in 2004. Total rent expense was $746,631, $466,160, and $348,640 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Future minimum lease payments at December 31, 2001 are summarized as follows:

                    Year Ending December 31,
                    2002                                  $678,000
                    2003                                   450,000
                    2004                                   379,000
                    2005                                   323,000
                    2006                                   334,000
                    Thereafter                           3,589,000
                    Total                               $5,753,000

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

      On December 29, 1998, the Company entered into a five-year loan agreement with a bank for $4,250,000 at a variable interest rate equal to the lender's prime rate. The initial rate at December 29, 1998 was 7.75%. The proceeds were used to pay a portion of the $8,000,000 loan to the previous Enerdyne owners. The terms on the remaining balance were amended so that it was to expire in April 2004. The Company had pledged all of its assets as collateral for the bank loan. During the second quarter of 2001, the loan was repaid in full.

      On February 28, 2000 the Company signed a Change in Terms Agreement with a bank increasing a line of credit to $1,750,000 from $750,000 and extending the expiration date to December 29, 2001. On March 13, 2001 the Company signed a second Change in Terms Agreement increasing the interest rate to equal the lender's prime rate, then at eight percent, plus one percent. On August 3, 2001, the Company signed a third Change in Terms Agreement with its bank, increasing the line of credit to $2 million from $1.750 million and decreasing the interest rate to equal the lender's prime plus one and one half percent from the lender's prime plus two percent. On November 5, 2001 the Company signed a fourth Change in Terms Agreement increasing the line of credit to $2,250,000. On December 20, 2001 a fifth Change in Terms Agreement was signed extending the maturity date to January 31, 2002 from December 29, 2001. At December 31, 2001 the balance on the line of credit was $2,250,000 and the interest rate 6.5%.

      The Company is required to meet certain restrictive financial and operating covenants under the line of credit which require the Company to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of December 31 2001, March 31, 2001 and December 31 2000, the Company was not in compliance with the minimum tangible net worth covenant, the cash flow to fixed charges ratio covenant (as defined in the Agreement), or the debt to cash flow ratio covenant (as defined in the Agreement). The Company is negoiating a forbearance of these covenant violations for the year ended December 31, 2001. The Company received waivers of these covenant violations for the year ended December 31, 2000 and for the three months ended March 31, 2001. The balance of the debt has been classified as current as of December 31, 2001.

      Pursuant to the terms of the Agreement, effective June 2000, the bank has prohibited the Company from making principal payments totaling approximately $820,000 on the senior notes and $1.1 million on the subordinated notes to the two former owners of Enerdyne. As a result, the balance of the senior notes has been classified as current. One former owner is a director of the Company.

      In connection with the acquisition of ICTI, the Company issued promissory notes to ICTI's former shareholders totaling $600,000 that accrue interest at 7.5% per annum. Of this amount, $500,000 was paid during the second quarter, 2000. The remaining balance of $100,000 is to be paid in semi annual installments of principal and accrued interest of $20,000 commencing March 28, 2000. The balance at December 31, 2001 was $31,443. In addition, the Company delivered a noninterest bearing note in the amount of $400,000 that was subject to attainment of certain revenue targets by March 31, 2001 and was not recorded at the time of the acquisition. During 2001, the revenue target was met in the amount in compliance with the terms of the acquisition agreement. The balance of this note was $45,750 at December 31, 2001.

      A summary of notes payable follows:

                                            Balance at          Balance at
                                        December 31, 2001    December 31, 2000
                                        ---------------------------------------
      Promissory note payable to bank                  $0         $ 2,550,000
      Senior promissory notes                   2,687,246           2,703,150
      Subordinated promissory notes             1,667,000           1,667,000
      ICTI promissory notes                        77,193              67,069
      Line of credit                            2,250,000           1,700,000
      Miscellaneous                                 3,626
                                        ---------------------------------------
                                                6,685,065           8,687,219
      Current portion                           6,685,065           5,571,388
                                        ---------------------------------------
      Long term portion                                $0          $3,115,831
                                        ---------------------------------------

        Future minimum debt payments are summarized as follows:

           Year ending December 31,
           2002                                      $6,685,065
           2003                                               -
           2004                                               -
           2005                                               -
           2006                                               -

                                             ---------------------
           Total                                     $6,685,065
                                             ---------------------

      Future minimum debt payments are subject to acceleration under certain conditions.

7.    INCOME TAXES

      The provision for income taxes consists of the following:

                                                     Benefit (Provision)
                                      Fiscal 2001  Fiscal 2000   Fiscal 1999


                                     -------------------------------------------
   Current:
             Federal                    $(426,011)     $138,535      ($322,479)
             State                       (108,620)       18,409       (134,831)
                                     -------------------------------------------
             Total current               (534,631)      156,944       (457,310)
                                     -------------------------------------------
   Deferred:
                 Federal                1,426,615       402,664        251,017
             State                        470,965       157,251        139,715
                                     -------------------------------------------
             Total deferred             1,897,580       559,915        390,732
                                     -------------------------------------------
             Total benefit(provision)  $1,362,949      $716,859       ($66,578)
                                     -------------------------------------------

      The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                  December 31,      December 31,
                                                        2001           2000
Deferred tax assets
              Net operating loss carryforward                $-       $687,000
              Income tax credits                        130,593        157,000
              Allowance for uncollectible account        53,651         14,000
              Deferred income                         1,122,062        115,000
              State taxes                               689,933        (32,000)
              Patent                                 (5,701,144)    (6,084,000)
              Other                                     585,965        310,000
                                                  -----------------------------
              Total                                  (3,118,940)    (4,833,000)
              Valuation allowance                             -       (635,000)
                                                  -----------------------------
              Net deferred tax liability             (3,118,940)    (5,468,000)
                                                  -----------------------------
               Less deferred tax asset (current)     (1,245,394)      (905,000)
                                                  ------------------------------
               Deferred tax liabilities - long term $(4,364,334)   $(6,373,000)
                                                  ------------------------------

      A reconciliation of the statutory federal income tax rate with the Company's effective income tax is as follows:

                                                   2001            2000
                                              ---------------  ---------------
          Statutory federal rate                    (34.0%)        (34.0%)
          State income taxes,
          net of federal income tax benefit         (2.8%)         (1.2%)
          Change in valuation allowance               0%            (5.0%)
          Tax credits                                (3.1%)          5.0%
          Goodwill amortization and impairment       17.6%          26.0%
          Other                                        .4%           1.7%
                                              --------------   --------------
                                                    (21.9%)         (7.5%)
                                              --------------   --------------


8.    STOCKHOLDERS' EQUITY

      Common stock issued - In May 2001, the Company issued 52,632 shares of common stock at fair market value of $.38 per share to a consultant of the Company under the terms of an agreement. The shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and applicable state securities laws.

      In August 2001, the Company accrued 60,000 shares of common stock at fair market value of $.30 per share to a consultant of the Company in return for consulting services. The shares will be issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and applicable state securities laws. At December 31, 2001 the issuance of the shares was pending signature on an agreement.

      In September 2001, the Company sold 22,222 shares of common stock at fair market value of $0.45 per share.

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

      Common stock issued under terms of an employment agreement - In August 2001, the Company issued 35,851 shares of common stock under the terms of an employment agreement effective November 1997. The number of shares issued were calculated in accordance with this agreement. The Company issued 12,632 shares at $1.19 per share and 23,220 shares at $0.65 per share. In July 2000, the Company issued 10,085 shares of common stock under the terms of the same employment agreement. The Company issued 5,085 shares at $2.95 and 5,000 shares at $3.00 per share. In September and December 1999 the Company issued a total of 16,921 shares of common stock under the terms of the same employment agreement. The number of shares issued were 9,568 at $3.34 per share and 7,353 shares at $2.04 per share. The Company recorded $30,000 in selling, general and administrative expense in 2001, 2000 and 1999 as a result of this transaction.

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

      Convertible preferred series B stock issued - In June 2000, the Company entered into preferred stock purchase agreements with private investors. Pursuant to this agreement, the Company issued 376.25 restricted shares of convertible preferred series B stock valued at $10,000 per share. The holders of the preferred stock are entitled to receive, when and if declared by the Company's board of directors, cummulative cash dividends in preference and priority to dividends on any junior stock at 10% per annum. Each share is convertible into common stock at a conversion price of $3.00 per common share and may be adjusted for certain recapitalization events. In November 2001, 25 shares of preferred stock series B were redeemed in the amount of $250,000 and related dividends in the amount of $36,226 were paid to the preferred stockholder.

      At December 31, 2001 the cummulative dividends on preferred stock was $918,626. Dividends have not been declared by the board of directors and have not been recorded.

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

                                       . Number of  Shares     Price per Share


                                         ------------------  -----------------

       Outstanding, January 1, 1999             1,285,499      $1.00  -  $4.63
       Granted                                  2,183,500      $1.81  -  $3.00
       Cancelled                                 (129,953)     $1.25  -  $4.19
       Exercised                                 (134,046)     $1.00  -  $2.25
                                         ------------------
       Outstanding, December 31, 1999           3,205,000      $1.00  -  $4.63
       Granted                                  1,089,500      $0.63  -  $2.72
       Cancelled                               (1,259,081)     $1.00  -  $3.50
       Exercised                                 (156,119)     $1.00  -  $2.38
                                         ------------------
       Outstanding, December 31, 2000           2,879,300      $0.63  -  $4.63
       Granted                                  1,936,000      $0.31  -  $0.75
       Cancelled                                 (492,300)     $0.48  -  $4.63
       Exercised                                        0        -    -    -
                                         -------------------
       Outstanding, December 31, 2001           4,323,000      $0.31  -  $4.63
                                         -------------------

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for stock-based compensation. Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the years ended December 31, 2001, 2000 and 1999, would have increased by approximately $1,526,000, $2,325,000 and $2,097,000, respectively.

      Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                     2001             2000         1999
                                     ----             ----         ----
      Risk free interest rate        4.5%             5.6%          5.3%
      Expected life                6.0 years        6.3 years    5.6 years
      Expected Volatility            179%             191%          211%
      Expected dividend yield         0%               0%            0%

      For options granted during the year ended December 31, 2001 where the exercise price equaled the stock price at the date of grant, the weighted-average fair value of such options was $.48, and the weighted-average exercise price of such options was $.48. For options granted during the year ended December 31, 2001 where the exercise price was greater than the stock price at the date of grant, the weighted-average fair value of such options was $.35 and the weighted average exercice price was $.41. No options were issued during the year ended December 31, 2001 where the exercise price was less than the fair market value on the date of grant.

      At December  31,  2001,  2000 and 1999 there were  998,452,  595,331,  and
      352,276 exercisable options, respectively.


      The  following  table  summarizes  information  as of  December  31,  2001 concerning currently outstanding and exercisable options:

                             Options Outstanding                                    Options Exercisable
      -------------------------------------------------------------------    -----------------------------------
                                 Weighted Average                                        Weighted Number

      Range of                              Remaining        Exercise            Number            Average
      Prices                Number         Contractual         Price          Exercisable         Exercise Price
      -----------------     -----------    --------------     -----------    -------------     -----------------
                                               Life

      $1.00-$2.50          3,965,000             5.2             $1.22             837,352        $1.95

      $2.51-$4.63            358,000             4.2             $3.12             161,100        $3.25
                        --------------- ----------------- --------------- ----------------  -------------
                           4,323,000             5.1             $1.38             998,452        $2.16
                        --------------- ----------------  --------------- ----------------  -------------

9.    RELATED PARTY TRANSACTIONS

      In May and June 2001, the Company borrowed from Michael Silverman, Chief Executive Officer and Chairman of the Board of Directors, $60,000 and $20,000 respectively. Interest was accrued at 10% and both loans were repaid in full within 60 days of the loan date.

      Mr. Werth, a director of the Company, was engaged as a consultant during 2001 and was paid a total of $26,000 in consulting fees.

      In connection with the acquisitions of Enerdyne and ICTI, the Company issued notes payable as part of the acquisition price to the former owners of those two companies. One previous owner of both Enerdyne and ICTI is currently a director of the Company. See Note 6 - Notes Payable.

      In May 1999, the Company issued 60,000 restricted common shares to QUALCOMM, a major supplier to the Company and a minority shareholder, as full payment on $153,600 of certain accounts payable. The shares were issued at the quoted market price of $2.56. Included in accounts payable at December 31 2001, 2000 and 1999 are amounts of $726,748, $721,027 and
      $664,970 respectively, owed to QUALCOMM. Equipment purchases and services obtained from QUALCOMM totaled approximately $2,072,357, $1,700,000 and $1,800,000 in 2001, 2000 and 1999 respectively.

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

      Under the Distribution Agreement the Company is also required to comply with "minimum purchase requirements" annually. In accordance with an amendment to the Distribution Agreement, the Company and QUALCOMM agreed that commencing January 1, 2000 and annually thereafter, the required minimum purchase requirements will be mutually agreed upon by QUALCOMM and the Company, except that for each subsequent annual period thereafter, the Company shall purchase an additional number of units equal to at least ten percent (10%) of the minimum purchase requirement for the immediately preceding year. On March 7, 2002, QUALCOMM asserted that the Company was in default of the "minimum purchase requirements" for 2001. The Company has directed QUALCOMM's attention to the applicable amendment to the Distribution Agreement and has invited QUALCOMM to enter into negotiations for the purpose of agreeing upon the minimum purchase requirements. The Company has, under protest, issued a purchase order to QUALCOMM for a sufficient number of units to comply with QUALCOMM's demand in order to preserve the Company's rights. QUALCOMM has purported to reject the Company's purchase order. The Company and QUALCOMM have entered into good faith negotiations in an attempt to agree to minimum purchase requirements. Such negotiations are without prejudice to the parties' respective asserted positions.

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

10.   401(k) PLAN

      In April 1999, the Company implemented a 401(k) plan allowing eligible employees to contribute up to 10% of their salary, not to exceed $10,000 per employee annually in 1999 and $10,500 per employee in 2000 and 2001. The Company matches 25% of an employee's contribution with a three-year vesting schedule and contributed $82,162, $74,650 and $44,590 in 2001, 2000 and 1999, respectively.

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

      The video compression segment consists of the operations of Enerdyne, which the Company acquired in July 1998. Enerdyne is a provider of versatile, high performance, digital video compression products to the government and commercial markets.

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

      Information by business segment for the year ended December 31, 2001 is set forth below.

                      Communications      Video Compression          Satellite             Consolidated
                                                                     Technology
                    ----------------     ------------------     ------------------     --------------------

Revenues                   $6,731,536             $2,066,196             $7,403,601            $16,201,333
Income(loss) from                                                                              $(5,573,878)
operations                 $1,349,485             $(6,803,235)            $(120,128)
Asset impairment                                    2,300,000                                    2,300,000
Interest expense net          $63,378                $507,058               $69,190               $639,626
Depreciation and
amortization                 $207,388              $2,047,566              $622,302             $2,877,256
Total assets               $2,209,544             $16,054,413             $7,984,732           $26,248,689



      Information by business segment for the year ended December 31, 2000 is set forth below.

                      Communications      Video Compression          Satellite             Consolidated
                                                                     Technology
                     ----------------     ------------------     ------------------     --------------------

Revenues                   $7,409,575             $3,648,978             $4,739,290            $15,797,843
Income(loss) from
operations                   $886,491            $(8,436,033)           $(1,009,683)           $(8,559,225)
Asset impairment                                 $(6,000,000)                                  $(6,000,000)
Interest expense,            $127,109               $735,698                 $72,977              $935,784
net
Depreciation and
amortization                 $282,961              $1,961,037               $596,138            $2,840,137
Total assets               $3,435,737             $20,933,739             $6,531,704           $30,901,180



Information by industry segment for the year ended December 31, 1999 is set forth below.


                             Commun-                Video              Satellite
                            ication              Compression           Technology              Consolidated
                       ------------------      ----------------    -------------------     ---------------------

Revenues                      $6,889,171            $ 4,056,674            $3,349,609          $14,295,454
Income (loss) from            $1,096,865            $(1,582,091)             $337,500            $(147,726)
operations
Interest expense, net           $(24,276)              $755,703             $(19,443)             $711,984
Depreciation and                $301,615             $1,922,000              $246,067           $2,469,682
amortization
Total assets                  $3,628,160            $29,002,875            $7,579,347          $40,210,382


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

                                 2001                           2000                               1999
                 ----------------------------------    -------------------------------    -------------------------------

                                          Long-                             Long-                                 Long-
                                          Lived                             Lived                                 Lived
                        Revenues          Assets        Revenues             Assets          Revenues             Assets
                    --------------     ------------    -------------     -------------    --------------    -------------

   United States      $8,928,581       $14,561,138      $11,825,420      $16,114,611       $10,560,880      $16,979,213
   International       7,272,752             1,102        3,972,423           15,090         3,734,574           60,004

                    --------------     ------------    -------------     -------------    --------------    -------------
   Total             $16,201,333       $14,562,240      $15,797,843      $16,129,701       $14,295,454      $17,039,217
                    --------------     ------------    -------------     -------------    --------------    -------------


12.   SUBSEQUENT EVENT

      On January 29, 2002 a Change of Term Agreement ("The Agreement") was signed with the Company's bank. The Agreement extends the maturity date on the line of credit to April 30, 2002 from January 31, 2002.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The Company recorded adjustments to license revenues and capitalized software to account for the amounts in accordance with SAB No. 101, Revenue Recognition in Financial Statements, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, resulting in restatement to its quarterly financial results as reported previously on Form 10-QSB during the year ended December 31, 2001:

     Quarter Ended(unaudited)         Total Revenue    Net Loss    Net Loss Per
                                                                      share
      September 30, 2001 (restated)   $3,972,774        $542,618          $.03
      June 30, 2001 (restated)        $4,572,414        $322,356          $.02
      March 31, 2001 (restated)       $3,096,894        $923,537          $.04