Form 10QSB
period 2002-03-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-06-18
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,261,627 shares of common stock as of June 17, 2002.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                              Three Months Ended March 31,
                                                                            2002                      2001
REVENUES:                                                                                        (Restated - see
                                                                                                     Note 1)

Communications                                                               $ 1,604,918          $ 1,734,106
Video compression                                                                923,474              711,555
Satellite transmission technology                                              1,038,377              651,233
                                                                     --------------------    -----------------
TOTAL REVENUES                                                                 3,566,769            3,096,894
                                                                     --------------------    -----------------

COSTS AND EXPENSES:
Communications                                                                   669,312              726,488
Video compression                                                                316,610              157,301
Satellite transmission technology                                                424,899              411,309
                                                                     --------------------    -----------------
Gross Margin                                                                   2,155,948            1,801,796
Selling, general and administrative                                            3,494,594            2,612,680
Research and development                                                         180,346              187,390
                                                                     --------------------    -----------------
LOSS FROM OPERATIONS                                                          (1,518,992)            (998,274)
Interest expense - net                                                          (134,212)            (184,838)
                                                                     --------------------    -----------------
LOSS BEFORE TAXES                                                             (1,653,204)          (1,183,112)
Income tax benefit                                                               362,052              259,575
                                                                     --------------------    -----------------
NET LOSS                                                                    $ (1,291,152)          $ (923,537)
                                                                     ====================    =================

BASIC LOSS PER SHARE                                                             $ (0.06)             $ (0.04)

DILUTED LOSS PER SHARE                                                           $ (0.06)             $ (0.04)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIS AND DILUTED                                              21,214,294           21,090,922

Dilutive effect of:
Employee stock options                                                        -                    -
Warrants                                                                      -                    -
Weighted average of common shares outstanding,
  assuming dilution                                                          21,214,294            21,090,922

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                                             March 31,              December 31,
                                                                         ------------------       ------------------
ASSETS                                                                         2002                     2001
                                                                            (Unaudited)

CURRENT ASSETS:
  Cash                                                                            $167,787              $268,731
  Accounts receivable - net                                                      2,803,583             3,810,809
  Inventories - net                                                              1,505,454             1,572,944
  Prepaid expenses and other assets                                                809,792               541,962
                                                                         ------------------      ----------------
        Total current assets                                                     5,286,616             6,194,446

DEPOSITS & OTHER ASSETS                                                            289,849               289,849
PROPERTY - net                                                                     453,392               487,402
CAPITALIZED SOFTWARE - net                                                         219,955               234,871
GOODWILL - net                                                                   5,434,138             5,434,138
PATENT - net                                                                    13,186,339            13,607,983
                                                                         ------------------      ----------------

TOTAL                                                                          $24,870,289           $26,248,689
                                                                         ==================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $2,550,064            $2,746,200
  Accrued expenses                                                               1,680,133             1,015,982
  Deferred Revenue                                                                 879,444             2,052,838
  Current portion of notes payable                                                 279,533             6,685,065
                                                                         ------------------      ----------------
        Total current liabilities                                                5,389,174            12,500,085

DEFERRED REVENUE                                                                 2,155,683             1,570,613
DEFERRED TAX LIABILITY                                                           4,184,971             4,364,333
NOTES PAYABLE                                                                    6,599,955                     -

STOCKHOLDERS' EQUITY:
    Convertible preferred series B stock, no par value: 1,000,000 shares authorized, 351 shares issued, liquidation
    preference $10,000 per share                                                 3,512,500             3,512,500
  Common stock, no par value; 100,000,000 shares authorized,
    21,261,627 and 21,201,627 shares issued and outstanding
    at 2002 and 2001, respectively                                              22,298,750            22,280,750
  Accumulated deficit                                                          (19,270,744)          (17,979,592)
                                                                         ------------------      ----------------
        Total stockholders' equity                                               6,540,506             7,813,658
                                                                         ------------------      ----------------

TOTAL                                                                          $24,870,289           $26,248,689
                                                                         ==================      ================

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                     Three months ended March 31,
                                                                     2002                   2001
Operating activities:                                                                 (Restated - see
                                                                                          Note 1)

Net loss                                                            $(1,291,152)        $ (923,537)
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Issuance of common stock for services rendered                       18,000                  -
    Loss on disposal of property                                              -              7,531
    Deferred tax benefit                                               (179,362)          (112,500)
    Depreciation and amortization                                       508,044            604,784
Changes in assets and liabilities:
    Restricted cash                                                           -             28,225
    Accounts receivable, net                                          1,007,226            278,249
    Inventories, net                                                     67,490           (149,419)
    Prepaid expenses and other assets                                  (267,830)          (107,458)
    Accounts payable and accrued expenses                               468,015            (83,992)
    Deferred revenue                                                   (588,324)         1,372,561
                                                               -----------------   ----------------
Net cash (used in) provided by operating activities                    (257,893)           914,444
                                                               -----------------   ----------------

Investing activities:
   Capitalized software                                                       -            (32,875)
   Capital expenditures                                                 (37,474)           (65,907)

                                                               -----------------   ----------------
Net cash used in investing activities                                   (37,474)           (98,782)
                                                               -----------------   ----------------

Financing activities:
  Proceeds from line of credit                                                -             50,000
  Increase in notes payable                                             194,423                  -
  Principal payments on notes payable                                                     (783,918)

                                                               -----------------   ----------------
Net cash provided by (used in) financing activities                     194,423           (733,918)
                                                               -----------------   ----------------

Net increase (decrease) in cash                                        (100,944)            81,744

Cash at beginning of period                                             268,731              2,089
                                                               -----------------   ----------------
Cash at end of period                                                 $ 167,787           $ 83,833
                                                               =================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Covenant not to complete, net reclassified to deposits                 $ 57,865
and other assets from goodwill, net

See notes to consolidated financial statements.

                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of the three months ended March 31, 2002 and 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002.

Restatement - ARCOMS' quarterly report on Form 10-QSB for the three month period ended March 31, 2001 was amended to restate Items 1 and 2 of Part I of our original Form 10-QSB to reflect the restatement of our consolidated financial statements. This restatement relates to certain capitalized software costs and revenue recognition of one particular licensing agreement.

Subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2001, we determined that certain software products for which costs had been capitalized had not met the definition of technological feasibility as provided in Statement of Financial Accounting Standards No. 86. Accordingly, we restated our financial statements for this quarter to reflect the presentation of such costs as research and development. The restatement resulted in an increase in research and development expenses of $126,697 for the three months ended March 31, 2001.

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2001, we determined that it would have been preferable to recognize one time based license fee ratably over the term of the agreement based on guidance provided by Staff Accounting Bulleting No. 101 issued by the U.S. Securities and Exchange Commission, rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in a decrease to satellite transmission technology revenue of $1,133,333 for the three months ended March 31, 2001.

Business Conditions - Management's Plan to Continue as a going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $1,291,152 for the quarter ended March 31, 2002 and additionally had net losses of $4,850,555, $9,111,425, and $926,288 for the years ended December 31, 2001,
2000, and 1999, respectively. The loss for the years ended December 31, 2001 and December 31, 2000 included non-cash impairment charges of $2,300,000 and $6,000,000, respectively, related to goodwill recorded as a result of the acquisition of Enerdyne. In addition, during 2001, 2000, and 1999, the Company undertook significant research and development efforts and refined its marketing and manufacturing processes, all of which contributed significantly to its net losses for those years. At March 31, 2002, the Company had an accumulated deficit of $19,270,744 and at December 31, 2001, the Company had an accumulated deficit of $17,979,592. Working capital was negative $102,558 at March 31, 2002 and negative $6,305,639 at December 31, 2001, partially the result of classifying borrowings from the sellers of Enerdyne as a current liability and an accrual in the amount of $500,000 relating to settlement of a "minimum purchase requirement" dispute with Qualcomm. At March 31 2002, the debt was reclassified to a long-term liability (see Note 6).

Reclassification - Certain balances in the prior quarter have been reclassified to conform to the presentation adopted in the current quarter.

Use of estimates - In preparing the financial statements, we have made estimates and assumptions that affect the following:
         Reported amounts of assets and liabilities at the date of the financial statements; Disclosure of contingent assets and liabilities at the date of the financial statements; and Reported amounts of revenues and expenses during the period.
Actual amounts could differ from those estimates.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, Business Combinations, SFAS 142, Goodwill and Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill will be tested for impairment by comparing the assets' fair value to the carrying value. Management is in the process of conducting preliminary valuations of its reporting units and will finalize the analysis in the second quarter of 2002. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. No amortization period adjustments were necessary.
                                           As of March 31, 2002
                              Gross Carrying Amount     Accumulated Amortization
Amortized Intangible Assets
      Patent                            $18,299,990           $5,113,651

      Non-compete Agreements              125,000               67,135

      TOTAL                             $18,424,990           $5,180,786

Unamortized Intangible Asset
      Goodwill                          $ 9,102,022           $3,667,884


        Aggregate Amortization Expense:
            For the quarter ended March 31, 2002       $428,589


            Estimated Amortization Expense:
            For year ending December 31, 2002         $1,714,356
            For year ending December 31, 2003         $1,714,356
            For year ending December 31, 2004         $1,688,881
            For year ending December 31, 2005         $1,689,376
            For year ending December 31, 2006         $1,686,576


The following  table  reflects the  reconciliation  of reported net loss and net
loss  per  share  to  the  amounts   adjusted  for  the  exclusion  of  goodwill
amortization:

                                                  Three Months Ended March 31,
                                                2002                  2001
   Net Loss                                  $(1,291,152)           $(923,537)
   Add Back: Goodwill Amortization                      0             222,481
   Adjusted Net Loss                          $(1,291,152)          $(701,056)

   Basic and Diluted Loss Per Share:              $(.06)             $(.04)
   Add Back:  Goodwill Amortization                   0                .01
   Adjusted Net Loss                              $(.06)             $(.03)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At March 31 2002, the adoption of SFAS No. 144 did not have an effect on the Company's consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

                                                3/31/2002        12/31/2001
                                             ----------------  ----------------

 Accounts receivable                            $2,928,818          $3,936,044
    Less allowance for doubtful accounts          (125,235)           (125,235)
                                             ----------------  ----------------
                                                $2,803,583          $3,810,809
                                             ----------------  ----------------
 Inventory:
      Raw materials                               $927,675            $927,575
      Work in progress                             220,956         956 270,242
      Finished goods                               444,882             463,186
                                             ----------------  ----------------
                                                $1,593,513          $1,661,003
     Less allowance for obsolete inventory         (88,059)            (88,059)
                                             ----------------  ----------------
                                                $1,505,454          $1,572,944
                                             ----------------  ----------------
 Property:

     Computers and equipment                    $1,395,090          $1,357,615
     Furniture and fixtures                        219,953             219,953
     Leasehold improvements                         84,531              84,531
                                             ----------------  ----------------
                                                 1,699,574           1,662,099
         Less accumulated depreciation          (1,246,182)         (1,174,697)
                                             ----------------  ----------------
                                                  $453,392            $487,402
                                             ----------------  ----------------

 Goodwill                                       $9,102,022          $9,102,022
     Less accumulated amortization              (3,667,884)         (3,667,884)
                                             ----------------  ----------------
                                                $5,434,138          $5,434,138
                                             ----------------  ----------------

 Patent                                        $18,299,990         $18,299,990
      Less accumulated amortization             (5,113,651)         (4,692,007)
                                             ----------------  ----------------
                                               $13,186,339         $13,607,983
                                             ----------------     -------------


NOTE 4 - LINE OF CREDIT AND NOTES PAYABLE

On January 29, 2002, the Company signed a Change in Terms Agreement with its bank, extending the maturity date to April 30, 2002 from January 31, 2002 on a line of credit. On May 29, 2002 the Company signed a Loan Modification Agreement" (the "Agreement") extending the maturity date on the line of credit to May 30, 2003. The Agreement also required a payment of $750,000 bringing the principal balance to $1,500,000 and the interest rate was changed to prime plus one and one-half percent, but in no event less than 6.5%. In addition, the line of credit was converted from a revolving to a non-revolving term loan facility and the Company has no right to further draws or disbursements.

The interest rate at March 31, 2002 was 6.5% and the balance on the line of credit was $2,250,000. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company was not in compliance with the debt covenants on December 31, 2001 nor March 31, 2002. Pursuant to the Agreement dated May 29, 2002 the bank waived the existing defaults so the debt which was previously classified as current was reclassified as long term. In addition the bank replaced certain of the existing covenants with new covenants. The bank has also prohibited making principal payments totaling approximately $1,031,000 on the senior notes and $1.1 million on the subordinated notes to the two former owners of Enerdyne Technologies, Inc. through March 31, 2002 and further prohibited making any future principal payments on either of the notes until the balance of the line of credit has been fully paid. The maturity of the subordinated notes has been extended through January 1, 2004 and the holders of the senior notes and the subordinated notes have permanently waived the all events of default through May 29, 2002.

On May 16 2002, the Company entered in a secured promissory note with a private company in the amount of $500,000 accruing interest at prime plus 3.25%. This note was converted into preferred stock on May 31, 2002. See Note 6.

NOTE 5 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

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

The video compression segment consists of the operations of Enerdyne Technologies, Inc. ("Enerdyne"). Enerdyne is a provider of versatile, high performance digital video compression products and multiplexing equipment to government and commercial markets.

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

Information by business segment for the three months ended March 31, 2002 is set forth below.

                       Commun-               Video               Satellite
                       Ications            Compression            Technology              Consolidated
                   ----------------     ----------------      -----------------      ---------------------

Revenues              $1,604,918              $923,474             $1,038,377              $3,566,769
Income (loss) from
operations             $(267,901)          $(1,021,656)             $(229,435)            $(1,518,992)
Interest expense, net   $(17,234)              $(9,714)              $(107,264)            $(134,212)
Depreciation and
amortization             $28,503              $460,111                $19,430                $508,044

Total assets          $2,001,238           $16,052,157             $6,816,894             $24,870,289


Information by business segment for the three months ended March 31, 2001 is set forth below.

                       Commun-               Video               Satellite
                      ications            Compression           Technology              Consolidated
                     -------------     ----------------     ------------------     ---------------------

Revenues                $1,734,106              $711,555              $651,233              $3,096,894
Income (loss) from
operations                $198,993             $(614,774)            $(582,493)              $(998,274)
Interest expense, net
                           $19,890              $157,828                $7,120                $184,838
Depreciation and
amortization               $64,104              $381,517              $159,163                $604,784

Total assets            $3,211,686           $20,623,599            $6,584,509             $30,419,794


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. The financial position and results of operations of our foreign subsidiaries are generally determined using the U.S. dollar as the functional currency. Transactional gains and losses are included in determining net income for the period in which the exchange rate changes. Such amounts have remained immaterial on the aggregate. In addition, Enerdyne and ICTI have foreign sales. The following tables present revenues and long lived assets for each of the geographical areas in which the Company operates:


                        Three months ended 3/31/02                   Three months ended 3/31/01
                                            Long                                           Long
                   Revenues             Lived Assets               Revenues            Lived Assets

United States      $2,892,731              $14,149,007              $2,330,980         $15,839,878
International         674,038                      528                 765,914              5,716

                -----------------    --------------------    ---------------------   ---------------
Total              $3,566,769              $14,149,535              $3,096,894        $15,845,594
                -----------------    --------------------    ---------------------   ---------------


NOTE 6 - SUBSEQUENT EVENTS

Recapitalization Arrangement
On May 31, 2002, the Company entered into an agreement (the "Stock Purchase Agreement") with two private companies (the "Purchasers"). Under the Stock Purchase Agreement, the Company sold an aggregate of 10,667 shares of two newly designated classes of the Company's preferred stock, having a total aggregate purchase price of $4,000,000 to the Purchasers pursuant to a private placement exempt from registration under the Securities Act. As part of the total purchase price, $500,000 was paid through cancellation/conversion of a promissory note that was entered into on May 16, 2002 (see Note 4). In addition, the Company plans to offer all existing holders of its Series B Preferred Stock to exchange such shares for shares of a third newly designated class of its preferred stock. The holders of all classes of the preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 10% per annum. In addition, each share of the newly designated classes of preferred stock is convertible into common stock at various conversion prices and may be adjusted for certain recapitalization events.

As part of the transaction described above, the Chairman of the Company's Board of Directors resigned his chairmanship as well as the position as chief executive officer and president, and four of the remaining five members of the Company's Board of Directors resigned their directorships. In addition, three new directors were appointed to the Company's Board of Directors, one of whom was also appointed Chairman of the Company's Board of Directors. In addition, the Stock Purchase Agreement required modifications of the Company's debt agreement with its bank as well as its debt agreements with the two former owners of Enerdyne Technologies, Inc. These modifications have extended the maturity dates of the loans and waived all violations of the relative covenant requirements through the date of the agreement (see Note 4). In addition, the Stock Purchase Agreement grants the investors the exclusive right, exercisable by delivery of written notice to the Company during the period from August 2, 2002 through June 1, 2003 to purchase the assets of the Company's Boatracs division at a purchase price as defined in the agreement. In the event that the investors exercise their option to purchase Boatracs' assets, they may tender the Series C Preferred Stock toward the purchase price, which shall be valued at their original purchase price plus accrued but unpaid dividends thereon.

In conjunction with the Stock Purchase Agreement, the Company also entered into an employment contract with the chief executive officer, in accordance with which and upon the approval of the Board of Directors, the Company granted the executive nonstatutory stock options to purchase 3,000,000 shares of the Company's common stock.

Settlement with QUALCOMM
Under a license and distribution agreement (the "Distribution Agreement") the Company has with Qualcomm, Incorporated ("QUALCOMM"), the Company is required to comply with "minimum purchase requirements" annually. In accordance with an amendment to the Distribution Agreement, the Company and QUALCOMM agreed that commencing January 1, 2000 and annually thereafter, the required minimum purchase requirements will be mutually agreed upon by QUALCOMM and the Company, except that for each subsequent annual period thereafter, the Company shall purchase an additional number of units equal to at least ten percent (10%) of the minimum purchase requirement for the immediately preceding year. On March 7, 2002, QUALCOMM asserted that the Company was in default of the "minimum purchase requirements" for 2001. The Company directed QUALCOMM's attention to the applicable amendment to the Distribution Agreement and had invited QUALCOMM to enter into negotiations for the purpose of agreeing upon the minimum purchase requirements. The Company had, also under protest, issued a purchase order to QUALCOMM for a sufficient number of units to comply with QUALCOMM's demand in order to preserve the Company's rights, which was rejected by QUALCOMM. The Company and QUALCOMM then entered into good faith negotiations in an attempt to agree to minimum purchase requirements without prejudice to the parties' respective asserted positions.

On June 3, 2002, the Company executed an amendment to the Distribution Agreement (the "Amendment") and paid QUALCOMM $500,000 in order to reinstate ARCOMS' exclusivity rights under the Distribution Agreement. The exclusivity was reinstated through September 30, 2002 without any additional purchase requirements. In accordance with the Amendment, ARCOMS released QUALCOMM and waived any existing or future claims, liabilities, or arguments contesting the number of units to be purchased to meet the minimum purchase requirements for maintaining exclusivity under the Distribution Agreement for 2003 and all prior years. The Amendment also defined the revised minimum purchase requirements under the Distribution Agreement. In accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," the Company recorded the payment of $500,000 to QUALCOMM as a contingent liability as of March 31, 2002 with a corresponding increase to selling, general and administrative expenses for the quarter then ended.

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

Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, one of the major suppliers of equipment sold by the Boatracs business segment, reliance upon QUALCOMM's Network Management Facility through which the Boatracs' business segment message transmissions are formatted and processed, the development of more advanced technology by competitors and continuing technological innovation by the Company. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

For the three months ended March 31, 2002 and 2001

Total revenues for the quarter ended March 31, 2002, were $3,566,769 a increase of $469,875 or 15% compared to total revenues of $3,096,894 for the quarter ended March 31, 2001.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,604,918 or 45% of total revenues for the quarter ended March 31, 2002, a decrease of $129,188 or 7% compared to $1,734,106 or 56% of total revenues for the quarter ended March 31, 2001. The decrease in communication revenues was caused by an approximate decrease of $63,000 or 5% in data transmission and messaging revenues and also a decrease in system and software sales.

Video compression revenues were $923,474 or 26% of total revenues for the quarter ended March 31, 2002, an increase of $211,919 or 30%, compared to $711,555 or 23% of total revenues in the prior comparable quarter. The increase was primarily due to the completion of engineering of new products and a stronger focus on sales and marketing and building new channels.

Revenues from satellite transmission technology were $1,038,377 or 29% of total revenues for the quarter ended March 31, 2002 compared to revenues of $651,233 or 21% of total revenues in the first quarter of 2001. The increase in revenues of $387,144 or 59% is due primarily to the accretion of deferred revenue under a time based license arrangement sold in the prior year.

Communications expenses were $669,312 or 42% of communications revenues for the quarter ended March 31, 2002, a decrease of $57,176 or 8%, compared to $726,488 which represented 42% of communications revenue in the comparable quarter of the prior year. Overall, gross margin for communications remained consistent at 58%.

Video compression expense was $316,610 or 34% of video compression revenues for the quarter ended March 31 2002 an increase of $159,309 or 101% compared to $157,301 or 22% of video compression revenues in the same period of the prior year. Gross margin decreased 12% to 66% in the first quarter compared to a 78% margin in the same quarter of the prior year due to increased costs of a long term project.

Satellite transmission technology expenses were $424,899 or 41% of satellite transmission technology revenues for the quarter ended March 31, 2002, an increase of $13,590 or 3%, compared to $411,309 or 63% of satellite transmission technology revenues in the prior year first quarter. The increase in gross margin of 22% to 59% from 37% in the prior year relates primarily to revenues from the accretion of a time based license recorded in the first quarter of 2002 compared to the prior year, which do not have associated costs of good sold.

Selling, general and administrative expenses were $3,494,594 or 98% of total revenues for the quarter ended March 31, 2002, an increase of $881,914 or 34%, compared to $2,612,680 or 84% of total revenues in the prior comparable quarter. The increase was primarily due to a $500,000 contingent accrual recorded to settle distribution exclusivity issues with Qualcomm (see Note 6). In addition, salary expense increased to $1.3 million from approximately $840,000, primarily due to normal annual salary increases and a head count increase in engineering and technical staff positions at the video compression segment. Accounting expense increased by $62,000 or 160% due to costs associated with a change in auditors and the restatement of certain transactions. These increases were offset by decreases in legal expenses and marketing expenses. Amortization expense decreased $90,000 to $436,600 due to the implementation SFAS 141, which no longer requires the amortization of goodwill.

Research and development expenses were $180,346 or 5% of total revenues for the quarter ended March 31, 2002, a decrease of $7,044 or 4% compared to research and development expenses of $187,390 or 6% of total revenues in the prior comparable quarter. The quarter ended March 31, 2001 research and development balance has been restated (see note 1).

Interest expense, net was $134,212 for the first quarter of 2002 and $184,838 for the first quarter of 2001, a decrease of $50,626 or 27% due primarily to the repayment of the Company's term note with a bank in the second quarter of 2001.

The income tax benefit for the quarter ended March 31, 2002 was $362,052 compared to an income tax benefit of $259,575 the prior comparable quarter.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2002 was $167,787, a decrease of $100,944 compared to the December 31, 2001 cash balance of $268,731. At March 31, 2002, working capital was negative $102,558 an increase of $6,203,081 from the negative working capital of $6,305,639 at December 31, 2001. Cash of $275,893 was used in operating activities, cash of $37,474 was used in investing activities and cash of $212,423 was provided by financing activities in the first three months of 2002.

The Company anticipates making capital expenditures of at least $200,000 in the year ended December 31, 2002, excluding assets that may be acquired in business combinations. To date, the Company has financed its working capital needs through private loans, bank debt, the issuance of common and preferred stock and cash generated from operations. Any expansion of the Company's business may require a commitment of substantial funds. The report of independent auditors on the Company's December 31, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company has since reported an increase in revenues for the three months ended March 31, 2002 and have entered into a recapitalization arrangement (see Note 6) as part of its plan to secure additional financing and restructure current debt arrangements. To the extent that the net proceeds of private financing activities and internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. When additional funds are raised by issuing equity securities, dilution to the existing shareholders will result. If adequate funds are not available in the future, the Company's business would be adversely affected. See Note 6.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. At March 31, 2002, the carrying value of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon market prime rates, as discussed in the note to the Consolidated Financial Statements. To-date, we have not experienced significant losses due to increases in market prime rates. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal proceedings to which the Company is a party and which may have an adverse effect on the Company.
..
ITEM 2. CHANGES IN SECURITIES

See Note 6, "Subsequent Events".

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2001 the Company was in default under its existing revolving credit facility and Subordinated notes due to failure to meet certain financial ratio covenants and as such, balances were classified as current. In May 2002, we entered into an amendment to our credit facility and subordinated notes, which, among other provisions, waived the defaults that existed at December 31, 2001 and reset all covenants for 2002 and subsequent years and as such, the balances were reclassified as long-term and current. For further information see
Note 4 to the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Stock Purchase Agreement referred to in Note 6 - Subsequent Events has been filed as an attachment to the Companys' Form 8-K dated June 17, 2002. The Form 8-K is incorporated by reference to this Form 10-QSB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

Exhibit                    Description
10.45 Employment Agreement between ARCOMS and Brandon Nixon dated May 30, 2002 (filed herewith).

10.46 Loan Modification Agreement between ARCOMS, Enerdyne and
First National Bank dated May 29, 2002 (filed herewith).

In March 2002, the Company filed Form 8-K advising the Securities and Exchange Commission of a change in the Registrant's Certifying Accountants. Amendments No. 1, 2 and 3 to the 8-K were filed on April 19 2002, May 22 2002, and June 11 2002, respectively.

                                   SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                   ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant

June 17  2002                      /s/ BRANDON L. NIXON
Date                                   BRANDON L. NIXON
                                       CHIEF EXECUTIVE OFFICER
                                       CHAIRMAN

June 17 2002                      /s/  DEAN B. KERNUS
Date                                   CHIEF FINANCIAL OFFICER