Form 10KSB/A
period 2001-12-31
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-08-07
CIK 700941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                   Amendment No. 1


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


/s/ Deloitte & Touche LLP
San Diego, California
May 14, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
    Stockholders of Advanced Remote Communication Solutions, Inc.


We have audited the accompanying consolidated balance sheet of Advanced Remote Communication Solutions, Inc. (the "Company") and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------
                                                             2001                    2000                   1999

REVENUES:
  Communications                                            $ 6,731,536            $ 7,409,575             $ 6,889,171
  Video compression                                           2,066,196              3,648,978               4,056,674
  Satellite transmission technology                           7,403,601              4,739,290               3,349,609
                                                  ----------------------  ---------------------  ----------------------
  Total revenues                                             16,201,333             15,797,843              14,295,454
                                                  ----------------------  ---------------------  ----------------------
COSTS AND EXPENSES:
  Communications                                              2,684,734              3,161,151               2,769,991
  Video compression                                             746,725                890,854               1,184,524
  Satellite transmission technology                           3,915,087              2,986,290               1,681,229
                                                  ----------------------  ---------------------  ----------------------
  Gross Margin, excluding depreciation
    and amortization                                          8,854,787              8,759,548               8,659,710
  Selling, general and administrative                        10,886,588             10,692,163               7,673,493
  Research and development                                    1,242,077                626,610               1,133,943
  Asset impairment (Note 4)                                   2,300,000              6,000,000
                                                  ----------------------  ---------------------  ----------------------
LOSS FROM OPERATIONS                                         (5,573,878)            (8,559,225)               (147,726)
Interest expense - net                                         (639,626)              (935,784)               (711,984)
                                                  ----------------------  ---------------------  ----------------------
LOSS BEFORE TAXES                                            (6,213,504)            (9,495,009)               (859,710)
Income tax benefit (provision)                                1,362,949                716,859                 (66,578)
                                                  ----------------------  ---------------------  ----------------------
LOSS BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                               (4,850,555)            (8,778,150)               (926,288)
Cumulative effect on prior years of changing
method of revenue recognition - net                                                   (333,275)
                                                  ----------------------  ---------------------  ----------------------
NET LOSS                                                   $ (4,850,555)          $ (9,111,425)             $ (926,288)
                                                  ======================  =====================  ======================

BASIC AND DILUTED PER SHARE AMOUNTS:
Loss before cumulative effect of a change in
  accounting principle                                          $ (0.23)               $ (0.42)                $ (0.05)
Cumulative effect on prior years of changing
  method of revenue recognition - net                                                    (0.01)
                                                  ----------------------  ---------------------  ----------------------
LOSS PER COMMON SHARE                                           $ (0.23)               $ (0.43)                $ (0.05)
                                                  ======================  =====================  ======================

Weighted average common shares
  outstanding                                                21,145,148             20,969,470              19,380,503
Dilutive effect of:
Employee stock options
Warrants
Weighted average common shares
  outstanding, assuming dilution                             21,145,148             20,969,470              19,380,503

Pro forma amounts assuming the new revenue recognition
method is applied retroactively
 Net loss                                                   -                     $ (8,778,150)           $ (1,284,329)
Basic and diluted net loss per share                        -                          $ (0.42)                $ (0.07)


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

      The Company recorded sales of communication equipment of $880,537 in 1999 and $716,062 in 2000. The Company initially recognized those sales at the time the equipment was shipped to customers. However, under the provisions of SAB No. 101, the delivery of equipment by the Company is not considered the culmination of an earnings process until the related messaging service is provided by the Company to its customers. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the estimated period of the messaging services. In addition, with the implementation of SAB No. 101 in the fourth quarter of 2000, the Company also defers and recognizes the cost of the communications equipment that generates up-front payments over the estimated period of the messaging services.
      The cumulative effect to December 31, 1999 of changing its method of revenue recognition was $(333,275), or ($0.01) per share. This amount was reflected in the Company's operations for the year ended December 31, 2000. In addition, the effect on 2000 of changing its method of revenue recognition was to increase revenue by approximately $601,000 and increase cost of goods sold by approximately $262,000. Commencing in 2001, the Company recorded sales of communication equipment in accordance with SAB No. 101.

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