Form 10QSB
period 2002-06-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2002-08-19
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2002

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



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,231,627 shares of common stock as of August 16, 2002.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                          2002               2001                  2002             2001
                                                                         (As restated                          (As restated
                                                                         see Note 1)                           see Note 1)

REVENUES:
Communications                                          $ 1,647,774         $ 1,647,713         3,252,691       $ 3,381,820
Video compression                                           984,839             404,790         1,908,313         1,116,345
Satellite transmission technology                           771,568           2,519,911         1,809,945         3,171,145
                                                      --------------    ----------------   ---------------  ----------------
TOTAL REVENUES                                            3,404,181           4,572,414         6,970,949         7,669,310
                                                      --------------    ----------------   ---------------  ----------------

COSTS AND EXPENSES:
Communications                                              732,908             697,747         1,402,220         1,424,236
Video compression                                           435,092             115,306           751,702           272,608
Satellite transmission technology                           460,878             857,243           885,777         1,268,552
                                                      --------------    ----------------   ---------------  ----------------
Gross margin, excluding depreciation and amortization     1,775,303           2,902,118         3,931,250         4,703,914
Selling, general and administrative                       3,897,297           2,540,425         7,391,889         5,153,104
Research and development                                    255,374             584,540           435,720           771,931
Asset Impairment                                         11,821,590                            11,821,590
                                                      --------------    ----------------   ---------------  ----------------
LOSS FROM OPERATIONS                                    (14,198,958)           (222,847)      (15,717,949)       (1,221,121)
Interest expense - net                                     (150,965)           (190,112)         (285,177)         (374,950)
                                                      --------------    ----------------   ---------------  ----------------
LOSS BEFORE TAXES                                       (14,349,923)           (412,959)      (16,003,126)       (1,596,071)
Income tax benefit                                        3,524,550              90,603         3,886,602           350,178
                                                      --------------    ----------------   ---------------  ----------------

NET LOSS                                               $(10,825,373)         $ (322,356)     $(12,116,524)     $ (1,245,893)
                                                      ==============    ================   ===============  ================

BASIC LOSS PER SHARE                                        $ (0.51)            $ (0.02)          $ (0.57)          $ (0.06)

DILUTED LOSS PER SHARE                                      $ (0.51)            $ (0.02)          $ (0.57)          $ (0.06)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                         21,261,627          21,114,635        21,237,925        21,102,844

Dilutive effect of:
Employee stock options                                      -                    -                 -                 -
Warrants                                                    -                    -                 -                 -
Weighted average of common shares outstanding,
  assuming dilution                                      21,261,627          21,114,635        21,237,925        21,102,844



See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS



                                                                           June 30,               December 31,
                                                                       ------------------       ------------------
ASSETS                                                                       2002                     2001
                                                                          (Unaudited)

CURRENT ASSETS:
  Cash                                                                        $1,026,195                 $268,731
  Accounts receivable - net                                                    2,476,611                3,810,809
  Inventories - net                                                              879,724                1,572,944
  Prepaid expenses and other assets                                              898,778                  541,962
                                                                       ------------------       ------------------
        Total current assets                                                   5,281,308                6,194,446

DEPOSITS & OTHER ASSETS                                                          191,281                  289,849
PROPERTY - net                                                                   574,254                  487,402
CAPITALIZED SOFTWARE - net                                                       103,265                  234,871
GOODWILL - net                                                                 4,890,083                5,434,138
PATENT - net                                                                   1,621,785               13,607,983
                                                                       ------------------       ------------------

TOTAL                                                                        $12,661,976              $26,248,689
                                                                       ==================       ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $1,985,580               $2,746,200
  Accrued expenses                                                             1,752,675                1,015,982
  Deferred Revenue                                                             1,012,779                2,052,838
  Current portion of notes payable                                             1,710,664                6,685,065
                                                                       ------------------       ------------------
        Total current liabilities                                              6,461,698               12,500,085

DEFERRED REVENUE                                                               1,809,134                1,570,613
DEFERRED TAX LIABILITY                                                                                  4,364,333
NOTES PAYABLE                                                                  4,749,399                -

STOCKHOLDERS' (DEFICIT)/EQUITY:
  Convertible preferred series C stock, no par value: 1,000,000 shares authorized, 6,667 shares of series C-1 issued, 4,000 shares of series C-2 issued, liquidation preference $300 per
    share for series C-1 and $500 per share for series C-2                     3,631,242
  Convertible preferred series B stock, no par value: 1,000,000 shares authorized, 351.25 shares issued, liquidation
    preference $10,000 per share                                               3,512,500                3,512,500
  Common stock, no par value; 100,000,000 shares authorized,
    21,231,627 and 21,201,627 shares issued and outstanding
    at 2002 and 2001, respectively                                            22,655,466               22,280,750
  Accumulated deficit                                                        (30,157,463)             (17,979,592)
                                                                       ------------------       ------------------
        Total stockholders' (deficit)/equity                                    (358,255)               7,813,658
                                                                       ------------------       ------------------

TOTAL                                                                        $12,661,976              $26,248,689
                                                                       ==================       ==================

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Six months ended June 30,
                                                                 2002                    2001
                                                                                     (As restated
Operating activities:                                                                see Note 1)


Net loss                                                        $(12,116,524)          $ (1,245,893)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
    Asset impairment                                              11,821,590
    Loss on disposal of property                                                              7,531
    Write off of capitalized software, net                           105,153
    Deferred tax                                                  (4,364,333)              (225,001)
    Depreciation and amortization                                  1,007,020              1,187,100
    Issuance of common stock to vendor                                 9,000
    Adjustment to stock options and warrants                         365,716
Changes in assets and liabilities:
    Dividends payable                                                (61,347)
    Deposits & other assets                                           84,678                (83,392)
    Accounts receivable, net                                       1,334,198                899,013
    Inventories, net                                                 693,220               (122,427)
    Prepaid expenses and other assets                               (356,816)              (443,597)
    Deferred revenue                                                (801,539)             2,251,810
    Accounts payable and accrued expenses                            501,071              1,046,466
                                                           ------------------      -----------------

Net cash (used in) provided by operating activities               (1,778,913)             3,271,610
                                                           ------------------      -----------------

Investing activities:
   Capitalized software                                                    -                 69,338
   Capital expenditures                                             (344,866)              (106,447)
                                                           ------------------      -----------------

Net cash used in investing activities                               (344,866)               (37,109)
                                                           ------------------      -----------------

Financing activities:
  Proceeds from line of credit                                             -                200,000
  Payments on line of credit                                        (750,000)              (150,000)
  Issuance of series C preferred stock, net                       3,631,243                       -
  Principal payments on notes payable                                                    (2,575,361)
                                                           ------------------      -----------------

Net cash provided by (used in) financing activities                2,881,243             (2,525,361)
                                                           ------------------      -----------------

Net increase in cash                                                 757,464                709,140

Cash at beginning of period                                          268,731                  2,089
                                                           ------------------      -----------------

Cash at end of period                                            $ 1,026,195              $ 711,229
                                                           ==================      =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common shares issued for accounts payable                            $ 9,000              $ 20,000
Reclassification of accrued interest to note payable               $ 524,999


See notes to consolidated financial statements.





                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of the six months ended June 30, 2002 and 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002.

Restatement - ARCOMS' quarterly report on Form 10-QSB for the three and six month period ended June 30, 2001 was amended to restate Items 1 and 2 of Part I of our original Form 10-QSB to reflect the restatement of our consolidated financial statements. This restatement relates to certain capitalized software costs and revenue recognition of one particular licensing agreement.

Subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2001, we determined that certain software products for which costs had been capitalized had not met the definition of technological feasibility as provided in Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86. Accordingly, we restated our financial statements for this quarter to reflect the presentation of such costs as research and development. The restatement resulted in an increase in research and development expenses of $547,676 and $674,373 for the three and six months ended June 30, 2001, respectively.

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended June 30, 2001, we determined that it would have been preferable to recognize one time based license fee ratably over the term of the agreement based on guidance provided by Staff Accounting Bulleting No. 101 issued by the U.S. Securities and Exchange Commission ("SAB No. 101"), rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in an increase to satellite transmission technology revenue of $200,000 for the three months ended June 30, 2001 and a decrease to satellite transmission technology revenue of $933,333 for the six months ended June 30, 2001.

Business Conditions - Management's Plan to Continue as a Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $10,825,373 for the quarter ended June 30, 2002 and net losses of $12,116,524 for the six months ended June 30, 2002 and additionally had net losses of
$4,850,555,  $9,111,425,  and  $926,288  for the years ended  December 31, 2001,
2000, and 1999, respectively. The loss for the quarter ended June 30, 2002 includes a non-cash impairment charge of $11,821,590 related to a patent recorded as a result of the acquisition of Enerdyne and a goodwill impairment charge at Boatracs Gulfport and Canada. The years ended December 31, 2001 and December 31, 2000 included non-cash impairment charges of $2,300,000 and $6,000,000, respectively, related to goodwill recorded as a result of the acquisition of Enerdyne. In addition, during 2001, 2000, and 1999, the Company undertook significant research and development efforts and refined its marketing and manufacturing processes, all of which contributed significantly to its net losses for those years. At June 30, 2002, the Company had an accumulated deficit of $30,157,463 and at December 31, 2001, the Company had an accumulated deficit of $17,979,592. Working capital was negative $1,180,390 at June 30, 2002 and negative $6,305,639 at December 31, 2001. At December 31, 2001 the Company had classified borrowings from the sellers of Enerdyne as a current liability. At June 30, 2002, the borrowings have been classified as long term due to debt modifications (see following "Recapitalization Arrangement.")


As more fully discussed below under "Recapitalization Arrangement," on May 31, 2002, the Company sold shares of its preferred stock for gross proceeds of $4,000,000 and extended the maturity dates of its debt agreements with its bank and the two former owners of Enerdyne. The Company does not have sufficient cash available to fund operations for the next twelve months. In order to continue as a going concern, the Company must raise additional funds and significantly reduce operating expenses. There can be no assurance that additional funds will be available on acceptable terms, if at all, or that the Company will be able to reduce operating expenses to the point where internal cash flow is sufficient to fund operations. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Recapitalization Arrangement
On May 31, 2002, the Company entered into an agreement (the "Stock Purchase Agreement") with two private companies (the "Purchasers"). Under the Stock Purchase Agreement, the Company sold an aggregate of 10,667 shares of two newly designated classes of the Company's preferred stock (series C-1 and series C-2), having a total aggregate purchase price of $4,000,000 to the Purchasers pursuant to a private placement exempt from registration under the Securities Act of 1933. As part of the total purchase price, $500,000 was paid through cancellation/conversion of a promissory note that was entered into on May 16, 2002 (see Note 4). In addition, the Company offered all existing holders of its Series B Preferred Stock to exchange such shares for shares of a third newly designated class of its preferred stock (see Item 5 "Other Information"). The holders of all classes of the preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends, in preference and priority to dividends on any junior stock at 10% per annum. In addition, each share of the newly designated classes of preferred stock is convertible into common stock at $.30 per share for series C-1 preferred stock and $.50 per share for series C-2 preferred stock and may be adjusted for certain recapitalization events.

As part of the transaction described above, the Chairman of the Company's Board of Directors resigned his chairmanship as well as the position as chief executive officer and president, and four of the remaining five members of the Company's Board of Directors resigned their directorships. In addition, three new directors were appointed to the Company's Board of Directors, one of whom was also appointed Chairman of the Company's Board of Directors and its Chief Executive Officer. In addition, the Stock Purchase Agreement required modifications of the Company's debt agreement with its bank as well as its debt agreements with the two former owners of Enerdyne Technologies, Inc. These modifications extended the maturity dates of the loans and waived all violations of the relative covenant requirements through the date of the agreement (see
Note 4). In addition, the Stock Purchase Agreement grants the investors the exclusive right, exercisable by delivery of written notice to the Company during the period from August 2, 2002 through June 1, 2003 to purchase the assets of the Company's Boatracs division at a purchase price as defined in the agreement. In the event that the investors exercise their option to purchase Boatracs' assets, they may tender the Series C Preferred Stock toward the purchase price, which shall be valued at their original purchase price plus accrued but unpaid dividends thereon.

In conjunction with the Stock Purchase Agreement, the Company also entered into an employment contract with the Chief Executive Officer (the "Executive"), in accordance with which and upon the approval of the Board of Directors, the Company granted the Executive nonstatutory stock options to purchase 3,000,000 shares of the Company's common stock.

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

On June 3, 2002, the Company executed an amendment to the Distribution Agreement (the "Amendment") and paid QUALCOMM $500,000 in order to reinstate ARCOMS' exclusivity rights under the Distribution Agreement. The exclusivity was reinstated through September 30, 2002 without any additional purchase requirements. In accordance with the Amendment, ARCOMS released QUALCOMM and waived any existing or future claims, liabilities, or arguments contesting the number of units to be purchased to meet the minimum purchase requirements for maintaining exclusivity under the Distribution Agreement for 2003 and all prior years. The Amendment also defined the revised minimum purchase requirements under the Distribution Agreement. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company recorded the payment of $500,000 to QUALCOMM as a contingent liability as of March 31, 2002 with a corresponding increase to selling, general and administrative expenses for the quarter then ended.

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

In the three months ended June 30 2002, the Company wrote off certain previously capitalized software development costs aggregating approximately $105,000, net of accumulated amortization. This charge was primarily the result of lower than anticipated sales of certain software products and the Company's determination to discontinue the development of certain of its technologies.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 ("APB No. 30") will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative economic trends. During the second quarter, the Company employed outside consultants to perform an independent valuation analysis of the Company's total invested capital. In the analysis of the Company, the consultants utilized valuation techniques and methodologies deemed appropriate under the circumstances. The first step of the valuation test compares the fair value of a reporting unit with its carrying amount to identify potential impairment. If the carrying value of a reporting unit exceeds its fair value, the second step of the test is then performed to measure the amount of any impairment. The fair value of the Company's patent at Enerdyne was determined utilizing an income approach based on a relief from royalty method of valuation. It was concluded that the fair value of the patent is reasonably stated in the amount of $800,000, net of related deferred taxes. Accordingly, the patent was written down to this value, resulting in an asset impairment charge of $11,277,535. Goodwill was also evaluated and the Company recorded an impairment charge to goodwill at Boatracs Gulfport and Canada in the aggregate amount of $544,055 after evaluating the current technology at Gulfport and projected future sales at both locations. With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all other acquired intangible assets to make any necessary amortization period adjustments. No amortization period adjustments were necessary.


                                                              As of June 30, 2002
                                       Gross Carrying Amount             Accumulated Amortization
Amortized Intangible Assets
      Patent                                      $1,633,323                         $11,538

      Non-compete Agreements                         125,000                          81,025
                                                    --------                         -------
      TOTAL                                       $1,758,323                         $92,563
                                                   ---------                         -------
Unamortized Intangible Asset
      Goodwill                                   $ 8,173,495                      $3,283,412

Aggregate Amortization Expense:
For the quarter ended June 30, 2002                 $222,481


 Estimated Amortization Expense:
 For year ending December 31, 2002                  $948,420
 For year ending December 31, 2003                  $205,560
 For year ending December 31, 2004                  $180,085
 For year ending December 31, 2005                  $177,780
 For year ending December 31, 2006                  $177,780


The following  table  reflects the  reconciliation  of reported net loss and net
loss  per  share  to  the  amounts   adjusted  for  the  exclusion  of  goodwill
amortization:


                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                 2002               2001             2002             2001

 Net Loss                                     $(10,825,373)      $(322,356)      $(12,116,524)    $(1,245,893)
 Add Back: Goodwill Amortization                         0         222,481                  0         444,962
                                                      ----         -------                ----        -------
 Adjusted Net Loss                            $(10,825,373)       $(99,875)      $(12,116,524)      $(800,931)
                                                ----------         -------         -----------        -------
 Basic and Diluted Loss Per Share:                 $(.51)          $(.02)            $(.57)           $(.06)
 Add Back:  Goodwill Amortization                      0             .01                 0              .02
                                                     ----           ----               ----             ----
 Adjusted Net Loss                                 $(.51)          $(.01)            $(.57)           $(.04)
                                                     ----           ----               ----             ----

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At June 30, 2002, the adoption of SFAS No. 144 did not have an effect on the Company's consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS
                                               6/30/2002         12/31/2001

                                           ----------------   ----------------
 Accounts receivable                          $2,775,862           $3,936,044
  Less allowance for doubtful accounts          (299,251)            (125,235)
                                           ----------------   ----------------
                                              $2,476,611           $3,810,809
                                           ----------------   ----------------
 Inventory:
      Raw materials                             $890,744             $927,575
      Work in progress                            74,244              270,242
      Finished goods                              70,099              463,186
                                           ----------------   ----------------
                                              $1,035,087           $1,661,003
Less allowance for obsolete inventory           (155,363)             (88,059)
                                           ----------------   ----------------
                                                $879,724           $1,572,944
                                           ----------------   ----------------
Property:
    Computers and equipment                   $1,702,480           $1,357,615
    Furniture and fixtures                       219,953              219,953
    Leasehold improvements                        84,531               84,531
                                          ----------------   ----------------
                                               2,006,964            1,662,099
        Less accumulated depreciation         (1,432,710)          (1,174,697)
                                          ----------------   ----------------
                                                $574,254             $487,402
                                          ----------------   ----------------

Goodwill                                     $8,173,495           $9,102,022
    Less accumulated amortization            (3,283,412)          (3,667,884)
                                          ----------------   ----------------
                                             $4,890,083           $5,434,138
                                          ----------------   ----------------

Patent                                       $1,633,323          $18,299,990
     Less accumulated amortization              (11,538)          (4,692,007)
                                          ----------------   ----------------
                                             $1,621,785          $13,607,983
                                          ----------------   ----------------


NOTE 4 - LINE OF CREDIT AND NOTES PAYABLE

On January 29, 2002, the Company signed a Change in Terms Agreement with its bank, extending the maturity date to April 30, 2002 from January 31, 2002 on a line of credit. On May 29, 2002 the Company signed a Loan Modification Agreement" (the "Agreement") extending the maturity date on the line of credit to May 30, 2003. The Agreement also required a payment of $750,000 bringing the principal balance to $1,500,000, and the interest rate was changed to prime plus one and one-half percent, but in no event less than 6.5%. In addition, the line of credit was converted from a revolving to a non-revolving term loan facility, and the Company has no right to further draws or disbursements.

The interest rate at June 30, 2002 was 6.5% and the balance on the line of credit was $1,500,000. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. The Company was not in compliance with the debt covenants on December 31, 2001 nor March 31, 2002. In addition the bank replaced certain of the existing covenants with new covenants. At June 30, 2002 the Company was in compliance with the new covenants. The bank has also prohibited the Company from making principal payments totaling approximately $2.9 million on notes payable to the two former owners of Enerdyne Technologies, Inc. through June 30, 2002, and further prohibited making any future principal payments on the notes until the balance of the line of credit has been fully paid. The maturity dates of the notes have been extended through January 1, 2004, and the noteholders have permanently waived all events of default through May 29, 2002. Accrued interest as of June 30, 2002 has been reclassified as note payable.

On May 16 2002, the Company entered in a secured promissory note with a private company in the amount of $500,000 accruing interest at prime plus 3.25%. This note was converted into preferred stock on May 31, 2002. (See Note 1, "Recapitalization Agreement.")

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

Information by business segment for the three months ended June 30, 2002 is set forth below.

                           Commun-               Video                Satellite
                          Ications            Compression            Technology          Consolidated
                       ----------------     ----------------      ------------------  ---------------------

Revenues                    $1,647,774              $984,839               $771,568          $3,404,181
Income (loss) from
operations                   $(103,945)          $(1,560,405)             $(713,018)        $(2,377,368)
Asset impairment             $(544,055)         $(11,277,535)                              $(11,821,590)
Interest expense, net          $17,797               $10,584               $122,584            $150,965
Depreciation and
amortization                   $25,757              $441,797                $31,447            $499,001

Information by business segment for the three months ended June 30, 2001 is set forth below.


                           Commun-               Video               Satellite
                          ications            Compression            Technology          Consolidated
                       ----------------     ----------------     ------------------   ------------------

Revenues                    $1,647,713              $404,790            $2,519,911         $4,572,414
Income (loss) from
operations                    $299,157           $(1,196,517)             $674,513          $(222,847)
Interest expense, net          $15,984              $149,578               $24,550           $190,112
Depreciation and
amortization                   $45,012              $388,288              $154,490           $587,790


Information by business segment for the six months ended June 30, 2002 is set forth below.

                           Commun-               Video               Satellite
                           ications            Compression           Technology          Consolidated
                        ----------------     ----------------     ------------------  ------------------
 Revenues                    $3,252,691          $1,908,313            $1,809,945          $6,970,949
 Income (loss) from
 operations                   $(360,389)        $(2,571,844)            $(964,126)        $(3,896,359)
 Asset impairment             $(544,055)       $(11,277,535)                             $(11,821,590)
 Interest expense, net          $35,027            $230,915               $19,235            $285,177
 Depreciation and
 amortization                   $54,265            $901,912               $50,868          $1,007,045
 Total assets                $1,842,421          $4,105,737            $6,713,818         $12,661,976



Information by business segment for the six months ended June 30, 2001 is set forth below.


                            Commun-               Video               Satellite
                           ications            Compression           Technology         Consolidated
                        ----------------     ----------------     ------------------ -----------------

 Revenues                    $3,381,820          $1,116,345           $3,171,145         $7,669,310
 Income (loss) from
 operations                    $488,713         $(1,667,910)            $(71,924)       $(1,251,121)
 Interest expense, net          $34,688            $307,363              $32,899           $374,950
 Depreciation and
 amortization                  $107,907            $763,813             $315,380         $1,187,100
 Total assets                $3,721,666         $20,332,032           $8,149,503        $32,203,201


The Company has two foreign subsidiaries: Europe and OceanTrac. Europe is located in the Netherlands and provides communication services to the European market. OceanTrac provides communication services in Eastern Canada. The financial position and results of operations of our foreign subsidiaries are generally determined using the U.S. dollar as the functional currency. Transactional gains and losses are included in determining net income for the period in which the exchange rate changes. Such amounts have remained immaterial in the aggregate. In addition, Enerdyne and ICTI have foreign sales. The following tables present revenues and long lived assets for each of the geographical areas in which the Company operates:


                            Three months ended 6/30/02                   Three months ended 6/30/01
                                               Long                                           Long
                      Revenues             Lived Assets               Revenues            Lived Assets
United States         $1,809,342               $2,490,384              $2,059,834         $25,632,262
International          1,594,839                      201               2,512,580
                                                                                                3,875
                 -------------------    --------------------    ---------------------    -------------
Total                 $3,404,181               $2,490,585              $4,572,414         $25,636,137
                 -------------------    --------------------    ---------------------    -------------


                                  Six months ended      Six months ended
                                       6/30/02               6/30/01
                                      Revenues                Revenues
 United States                        $4,702,072             $4,390,816
 International                         2,268,877              3,278,494
                                   ---------------         -------------
 Total                                $6,970,949             $7,669,310
                                   ----------------        -------------


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

Statements within this Form 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers to the risk factors inherent to the business including, but not limited to, the continuing reliance upon QUALCOMM, one of the major suppliers of equipment sold by the Boatracs business segment, reliance upon QUALCOMM's Network Management Facility through which the Boatracs' business segment message transmissions are formatted and processed, the development of more advanced technology by competitors and continuing technological innovation by the Company. These and other risks are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

Valuation of long-lived and intangible assets and goodwill.

As discussed under Note 2, effective January 1, 2002, the Company adopted SFAS No. 142 and reassessed the useful lives and residual values of all acquired intangible assets. In the quarter ended June 30, 2002, the Company determined that the value of its patent was impaired based on utilizing an income approach based on a relief from royalty method of valuation. As a result, the Company recognized an impairment loss to its patent of $11,277,535 prior to a tax benefit of $4,130,079 in the quarter ended June 30, 2002. In addition, the Company recorded an impairment to goodwill recorded at Boatracs Gulfport and Canada in the aggregate amount of $544,055 due to an evaluation of the technology being used at Gulfport and future projected sales at both locations.

Change in Estimates

In the quarter ended June 30, 2002, the Company determined that the useful lives of certain of its assets that were primarily used for demonstration purposes had changed. This change in estimate resulted in a charge to earnings in the quarter ended June 30, 2002 of $134,609.

Capitalized Software

In the three months ended June 30 2002, the Company wrote off certain previously capitalized software development costs aggregating approximately $105,000, net of accumulated amortization. This charge was primarily the result of lower than anticipated sales of certain software products and the Company's determination to discontinue the development of certain of its technologies.

For the three months ended June 30, 2002 and 2001

Total revenues for the quarter ended June 30, 2002, were $3,404,181 a decrease of $1,168,233 or 26% compared to total revenues of $4,572,414 for the quarter ended June 30, 2001.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,647,774 or 48% of total revenues for the quarter ended June 30, 2002, compared to $1,647,713 or 36% of total revenues for the quarter ended June 30, 2001. Revenues from the sale of Boatracs systems are recognized under SAB No. 101 over a three year period, which is the estimated period of time over which the Company provides messaging services to its customers. The Company is required to maintain certain minimum purchase requirements under an agreement with the supplier of Boatracs systems. For the supplier's fiscal year ending September 30, 2003 the Company is required to purchase a total of 150 units. The net change in communications revenues was caused by an approximate decrease of $44,000 or 3% in data transmission and messaging revenues and also an 8% decrease in system and software sales, partially offset by an increase in sales of Boatracs units of 9%.

Video compression revenues were $984,839 or 29% of total revenues for the quarter ended June 30, 2002, an increase of $580,049 or 143%, compared to $404,790 or 9% of total revenues in the prior comparable quarter. The increase was primarily due to the completion of engineering and the sale of new products and a stronger focus on sales and marketing and building new distribution channels.

Revenues from satellite transmission technology were $771,568 or 23% of total revenues for the quarter ended June 30, 2002 compared to revenues of $2,519,911 or 55% of total revenues in the second quarter of 2001. The decrease in revenues of $1,748,343 or 69% is due primarily to a license termination fee in the amount of $1 million recorded in the second quarter of 2001 and a decrease in system integration revenues in the second quarter of 2002.

Communications expenses were $732,908 or 44% of communications revenues for the quarter ended June 30, 2002, an increase of $35,161 or 5%, compared to $697,747 which represented 42% of communications revenue in the comparable quarter of the prior year. Overall, gross margin for communications decreased 2% to 56% from 58% in the prior second quarter.

Video compression expenses were $435,092 or 44% of video compression revenues for the quarter ended June 30, 2002 an increase of $319,786 or 277% compared to $115,306 or 28% of video compression revenues in the same period of the prior year. Gross margin decreased 16% to 56% in the second quarter compared to a 72% gross margin in the same quarter of the prior year primarily due to the write off of obsolete inventory and an increase in the sale of products with lower gross margin in the quarter ended June 30, 2002.

Satellite transmission technology expenses were $460,878 or 60% of satellite transmission technology revenues for the quarter ended June 30, 2002, a decrease of $396,365 or 46%, compared to $857,243 or 34% of satellite transmission technology revenues in the prior year second quarter. The gross margin decreased 26% to 40% from 66% in the prior year primarily due to a license termination fee of $1 million recorded in the second quarter of 2001 which did not have associated costs of good sold.

Selling, general and administrative expenses were $3,897,297 or 114% of total revenues for the quarter ended June 30, 2002, an increase of $1,356,872 or 53%, compared to $2,540,425 or 56% of total revenues in the prior comparable quarter. Salary expense increased to $1,422,111 from $896,915, due to normal annual salary increases, a head count increase in engineering and technical staff positions at the video compression segment and a severance agreement for a prior executive. Accounting expense increased by $72,262 or 109% due to costs associated with a change in auditors and financial statement restatements. Bad debt expense increased by $175,015 to $200,015, reflecting management's estimate of the level of reserve necessary to accommodate business conditions at the balance sheet date. Other significant increases to selling, general and administrative expenses included the recognition of costs associated with the modification of the terms of previously issued options and warrants and consulting fees associated with the Recapitalization Arrangement (Note 1). Amortization expense decreased $210,308 to $312,472 due to the implementation SFAS No. 141, which no longer requires the amortization of goodwill.

Research and development expenses were $255,374 or 8% of total revenues for the quarter ended June 30, 2002, a decrease of $329,166 or 56% compared to research and development expenses of $584,540 or 13% of total revenues in the prior comparable quarter. Research and development expenses for the quarter ended June 30, 2001 have been restated (Note 1). Research and development expenses for the quarter ended June 30, 2002 includes $150,400 of previously capitalized patent and software development costs. Of this amount, $81,928 relates to a software project that attained technological feasibility in 1999, but abandoned in the quarter ended June 30 2002. The remaining $68,471 relates to projects where the Company determined that the net realizable value was less than the amount capitalized.

Interest expense, net was $150,965 for the second quarter of 2002 and $190,112 for the second quarter of 2001, a decrease of $39,147 or 21% due primarily to the repayment of the Company's term note with a bank in the second quarter of 2001.

The income tax benefit for the quarter ended June 30, 2002 was $3,524,550 compared to an income tax benefit of $90,603 the prior comparable quarter. The income tax benefit for the quarter ended June 30, 2002, includes the benefit of asset impairment write-offs.

For the six months ended June 30, 2002 and 2001

Total revenues for the six months ended June 30, 2002, were $6,970,949 a decrease of $698,361 or 9% compared to total revenues of $7,669,310 for the six months ended June 30, 2001.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $3,252,691 or 47% of total revenues for the six months ended June 30, 2002, a decrease of $129,129 or 4% compared to $3,381,820 or 44% of total revenues for the six months ended June 30, 2001. The decrease in communications revenues was caused by an approximate decrease of $107,491 or 4% in data transmission and messaging revenues and also a decrease in system and software sales.

Video compression revenues were $1,908,313 or 27% of total revenues for the six months ended June 30, 2002, an increase of $791,968 or 71%, compared to $1,116,345 or 15% of total revenues in the prior comparable period. The increase was primarily due to the completion of engineering of new products and a stronger focus on sales and marketing and building new distribution channels.

Revenues from satellite transmission technology were $1,809,945 or 26% of total revenues for the six months ended June 30, 2002 compared to revenues of $3,171,145 or 41% of total revenues in the six months ended June 30, 2001. The decrease in revenues of $1,361,200 or 43% is due primarily to a license termination fee in the amount of $1 million recorded in the second quarter of 2001 and a decrease in system integration revenues in the second quarter of 2002, partially offset by the accretion of deferred revenue under a time based license arrangement sold in the prior year.

Communications expenses were $1,402,220 or 43% of communications revenues for the six months ended June 30, 2002, a decrease of $22,016 or 2%, compared to $1,424,236 which represented 42% of communications revenue in the comparable quarter of the prior year. Overall, gross margin for communications decreased by 1% to 57%.

Video compression expenses were $751,702 or 40% of video compression revenues for the six months ended June 30 2002, an increase of $479,094 or 176% compared to $272,608 or 24% of video compression revenues in the same period of the prior year. Gross margin decreased 15% to 61% in the six months ended June 30, 2002 compared to a 76% gross margin in the same period of the prior year due to increased costs of a long term project and the write off of obsolete inventory.

Satellite transmission technology expenses were $885,777 or 49% of satellite transmission technology revenues for the six months ended June 30, 2002, a decrease of $382,775 or 30%, compared to $1,268,552 or 40% of satellite transmission technology revenues in the prior six month period. The decrease in gross margin of 9% to 51% from 60% in the prior year relates primarily to a license termination fee of $1 million recorded in the second quarter of 2001 which did not have associated costs of good sold and increased costs of long term system integration projects in the six months ended June 30, 2002.

Selling, general and administrative expenses were $7,391,889 or 106% of total revenues for the six months ended June 30, 2002, an increase of $2,238,785 or 43%, compared to $5,153,104 or 67% of total revenues in the prior comparable period. The increase was partially due to a $500,000 payment made to Qualcomm in the six months ended June 30, 2002 to settle distribution exclusivity issues (see Note 1). In addition, salary expense increased to $2,731,223 from $1,738,461 due to normal annual salary increases, a head count increase in engineering and technical staff positions at the video compression segment and a severance agreement for a prior executive. Accounting expense increased by $134,935 or 128% due to costs associated with a change in auditors and financial statement restatements. Bad debt expense increased by $172,720 to $200,015, reflecting management's estimate of the level of reserve necessary to accommodate business conditions at the balance sheet date. Other significant increases to selling, general and administrative expenses included the recognition of costs associated with the modification of the terms of previously issued options and warrants and consulting fees associated with the Recapitalization Arrangement (Note 1). These increases to selling, general and administrative expenses were partially offset by decreases in legal expenses and marketing expenses. Amortization expense decreased by $299,868 to $749,032 due to the implementation SFAS No. 141, which no longer requires the amortization of goodwill.

Research and development expenses were $435,720 or 6% of total revenues for the six months ended June 30, 2002, a decrease of $336,211 or 43% compared to research and development expenses of $771,931 or 10% of total revenues in the prior comparable period. Research and development expenses for the six months ended June 30, 2001 have been restated (Note 1). Research and development expenses for the six months ended June 30, 2002 includes $150,400 of previously capitalized patent and software development costs. Of this amount, $81,928 relates to a software project that attained technological feasibility in 1999, but abandoned in the quarter ended June 30 2002. The remaining $68,471 relates to projects where the Company determined that the net realizable value was less than the amount capitalized.

Interest expense, net was $285,177 for the six month period ended June 30, 2002 and $374,950 for the six month period ending June 30, 2001, a decrease of $89,773 or 24% due primarily to the repayment of the Company's term note with a bank in the second quarter of 2001.

The income tax benefit for the quarter ended June 30, 2002 was $3,886,602 compared to an income tax benefit of $350,178 the prior comparable period. The income tax benefit for the quarter ended June 30, 2002 included tax benefit for asset impairment write-offs.

Liquidity and Capital Resources

The Company's cash balance at June 30, 2002 was $1,026,195, an increase of $757,464 compared to the December 31, 2001 cash balance of $268,731. At June 30, 2002, working capital was negative $1,180,390 an increase of $5,125,249 from the negative working capital of $6,305,639 at December 31, 2001. Cash of $1,778,913 was used in operating activities, cash of $344,866 was used in investing activities and cash of $2,881,243 was provided by financing activities in the first six months of 2002.

To date, the Company has financed its working capital needs through private loans, bank debt, the issuance of common and preferred stock and cash generated from operations. On May 31, 2002, the Company sold shares of its preferred stock for gross proceeds of $4,000,000 and extended the maturity dates of its debt agreements with its bank and the two former owners of Enerdyne.

The report of independent auditors on the Company's December 31, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Although the Company has entered into a recapitalization arrangement (see Note 1) under which it received additional financing and restructured its current debt arrangements, the Company does not have sufficient cash available to fund operations for the next twelve months. In order to continue as a going concern, the Company must raise additional funds and significantly reduce operating expenses. There can be no assurance that additional funds will be available on acceptable terms, if at all, or, in the absence of external funding, that the Company will be able to reduce operating expenses to the point where internal cash flow is sufficient to fund operations. If unable to achieve its fund-raising or operating expense reduction goals, the Company's ability to conduct its business would be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. On June 30, 2002, the carrying value of our financial instruments approximated their fair values. Our policy is not to enter into derivative financial instruments. In addition, we do not enter into any futures or forward contracts and therefore, we do not have significant market risk exposure with respect to commodity prices. Our interest expense is sensitive to changes in the general level of interest rates as our credit facility has interest rates based upon market prime rates, as discussed in the note to the Consolidated Financial Statements. To-date, we have not experienced significant losses due to increases in market prime rates. Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been notified by a financial advisor (the "Advisor") that the Advisor believes the Company is obligated to pay it a fee in excess of the amount already paid by the Company. The fee purportedly due to the Advisor is in connection with the Recapitalization Arrangement (Item 1). The Company had engaged the Advisor to assist it in exploring various capital restructuring and strategic alternatives with third parties. The final outcome of this matter cannot be predicted, but the Company believes the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

The Company is not aware of any other current or pending legal proceedings to which the Company is a party and which may have an adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

See Note 1, "Basis of Presentation."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On June 27, 2002 the Company filed with the Securities and Exchange Commission a Tender Offer offering to each holder of Series B Preferred Stock ("Series B") the opportunity to exchange shares of Series B for shares of the Company's Series C-3 Preferred Stock ("Series C-3"). In addition, the Company offered to the holders of Series B, who exchanged all of their shares for Series C-3, the opportunity to purchase shares of C-1 Preferred Stock and Series C-2 Preferred Stock at a purchase price of $500 and $300 per share, respectively. The series C-3 preferred stock is convertible into shares of common stock at $3.00 per share and may be adjusted for certain recapitalization events.

Subsequent to June 30, 2002 the Tender Offer was closed. Of the 351.25 shares of Series B outstanding, a total of 320 shares converted to 1,059 shares of Series C-3 and 31.25 shares of Series B remain. None of the shareholders of Series B who did convert to Series C-3 purchased shares of Series C-1 and C-2 Preferred Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

In March 2002, the Company filed Form 8-K advising the Securities and Exchange Commission of a change in the Registrant's Certifying Accountants. Amendments No. 1, 2 and 3 to the 8-K were filed on April 19, 2002, May 22, 2002, and June 11, 2002, respectively.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                   ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant

August 19, 2002                              /s/ BRANDON L. NIXON
Date                                         BRANDON L. NIXON
                                             CHIEF EXECUTIVE OFFICER
                                             CHAIRMAN

August 19, 2002                              /s/ PAUL WICKMAN
Date                                         CHIEF FINANCIAL OFFICER