Form 10QSB
period 2002-09-30
ADVANCED REMOTE COMMUNICATION SOLUTIONS
filed 2003-01-27
CIK 700941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

                     1935 Cordell Court, El Cajon, CA 92020
                    (Address of Principal Executive Offices)

                                 (619) 438-6000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No  __



                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,231,627 shares of common stock as of January 27, 2003.

Transitional Small Business Disclosure Format (check one): Yes  __ No  X



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                          2002               2001               2002             2001
                                                       (Unaudited)      (Unaudited)          (Unaudited)      (Unaudited)
REVENUES:                                                               (As restated                        (As restated
                                                                         see Note 1)                         see Note 1)

Communications                                          $ 1,634,301         $ 1,637,057       $ 4,924,604       $ 5,081,656
Video compression                                           727,276             707,546         2,635,589         1,823,891
Satellite transmission technology                         2,123,446           1,652,113         3,933,391         4,823,257
                                                      --------------    ----------------   ---------------  ----------------
TOTAL REVENUES                                            4,485,023           3,996,716        11,493,584        11,728,804
                                                      --------------    ----------------   ---------------  ----------------

COSTS AND EXPENSES:
Communications                                              748,461             650,326         2,188,292         2,137,341
Video compression                                           165,967             181,047           917,669           453,654
Satellite transmission technology                         1,727,011             904,596         2,612,788         2,173,148
                                                      --------------    ----------------   ---------------  ----------------
Gross profit, excluding depreciation and amortization     1,843,584           2,260,747         5,774,835         6,964,661
Selling, general and administrative                       3,099,668           2,515,591        10,491,559         7,668,696
Research and development                                     64,350             336,893           500,070         1,108,823
Asset impairment                                                  -                   -        11,821,590                 -
                                                      --------------    ----------------   ---------------  ----------------
LOSS FROM OPERATIONS                                     (1,320,434)           (591,737)      (17,038,384)       (1,812,858)
Interest expense - net                                      143,131             103,393           428,308           478,343
                                                      --------------    ----------------   ---------------  ----------------
LOSS BEFORE TAXES                                        (1,463,565)           (695,130)      (17,466,692)       (2,291,201)
Income tax (expense) benefit                                (99,041)            152,512         3,787,561           502,690
                                                      --------------    ----------------   ---------------  ----------------
NET LOSS                                                 (1,562,606)           (542,618)      (13,679,131)       (1,788,511)
Dividend requirement of Series C Preferred Stock           (178,594)                  -          (239,939)                -
                                                      --------------    ----------------   ---------------  ----------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                  $(1,741,200)          $(542,618)     $(13,919,070)      $(1,788,511)
                                                      ==============    ================   ===============  ================

BASIC AND DILUTED LOSS PER SHARE:                           $ (0.08)             $(0.03)          $ (0.66)          $ (0.08)


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                         21,231,627          21,198,637        21,235,803        21,135,126
Dilutive effect of:
Employee stock options                                      -                  -                 -                 -
Warrants                                                    -                  -                 -                 -
Convertible preferred stock                                 -                  -                 -                 -
Weighted average of common shares outstanding,
  assuming dilution                                      21,231,627          21,198,637        21,235,803        21,135,126

See notes to consolidated financial statements.


ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  September 30,           December 31,
                                                                ------------------      -----------------
ASSETS                                                                2002                    2001
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                           $    356,614            $   268,731
  Accounts receivable - net                                         2,713,720              3,810,809
  Inventories - net                                                 1,007,141              1,572,944
  Prepaid expenses and other assets                                   508,000                541,962
                                                            ------------------      -----------------
        Total current assets                                        4,585,475              6,194,446

DEPOSITS & OTHER ASSETS                                               258,950                289,849
PROPERTY - net                                                        538,861                487,402
CAPITALIZED SOFTWARE - net                                             91,648                234,871
GOODWILL - net                                                      4,890,083              5,434,138
PATENT - net                                                        1,571,571             13,607,983
                                                            ------------------      -----------------
TOTAL                                                            $ 11,936,588           $ 26,248,689
                                                            ==================      =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  2,406,138           $  2,746,200
  Accrued expenses                                                  2,810,330              1,015,982
  Deferred revenue                                                  1,628,996              2,052,838
  Current portion of notes payable                                  6,313,552              6,685,065
                                                            ------------------      -----------------
        Total current liabilities                                  13,159,016             12,500,085

DEFERRED REVENUE                                                      879,444              1,570,613
DEFERRED TAX LIABILITY                                                                     4,364,333
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' (DEFICIT)/EQUITY:
Preferred Stock, no par value, 1,000,000 shares authorized:
  Convertible preferred series C stock; Series C-1, 15,000
  shares authorized,  6,667 shares issued; Series C-2, 8,000 shares authorized, 4,000 shares issued; Series C-3, 2,000
  shares authorized,  1,059.19 shares issued.
  Liquidation preference: $300 per share series C-1, $500
  per share series C-2 and $3,000 per share series C-3              6,828,668                      -
  Convertible preferred series B stock, 31.25 shares issued,
    liquidation preference $10,000 per share.                         312,500              3,512,500
  Common stock, no par value; 100,000,000 shares authorized,
    21,231,627 and 21,201,627 shares issued and outstanding
    at 2002 and 2001, respectively                                 22,655,466             22,280,750
  Accumulated deficit                                             (31,898,506)           (17,979,592)
                                                            ------------------      -----------------
        Total stockholders' (deficit)/equity                       (2,101,872)             7,813,658
                                                            ------------------      -----------------
TOTAL                                                             $ 11,936,588          $ 26,248,689
                                                            ==================      =================

See notes to consolidated financial statements.



ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Nine months ended September 30,
                                                              2002                  2001
                                                          (Unaudited)           (Unaudited)
                                                                                (As restated
                                                                                 see Note 1)
Operating activities:
Net loss                                                    $(13,679,131)         $ (1,788,511)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
    Asset impairment                                          11,821,590                     -
    Write off of capitalized software, net                       105,153                     -
    Deferred tax                                              (4,364,333)             (329,969)
    Depreciation and amortization                              1,147,560             1,802,064
    Issuance of common stock to vendor                             9,000                     -
    Adjustment to stock options and warrants                     365,716                     -
Changes in assets and liabilities:
    Restricted cash                                                    -               (78,775)
    Deposits and other assets                                     10,064                     -
    Accounts receivable, net                                   1,097,089               133,705
    Inventories, net                                             272,405              (119,525)
    Prepaid expenses and other assets                             33,962              (557,234)
    Deferred revenue                                          (1,115,011)            1,889,354
    Accounts payable and accrued expenses                      1,738,795             1,655,214
                                                        -----------------     -----------------
Net cash (used in) provided by operating activities           (2,557,141)            2,606,323
                                                        -----------------     -----------------

Investing activities:
   Capitalized software                                                -                 20,286
   Capital expenditures                                          (87,839)             (148,268)
                                                        -----------------     -----------------
Net cash used in investing activities                            (87,839)             (127,982)
                                                        -----------------     -----------------

Financing activities:
  Proceeds from line of credit                                         -               450,000
  Payments on line of credit                                    (750,000)             (150,000)
  Issuance of series C preferred stock, net                    3,628,668                     -
  Issuance of common shares, net                                       -                10,000
  Additions to notes payable                                      214,203                    -
  Principal payments on notes payable                           (360,008)           (2,579,187)
                                                        -----------------     -----------------
Net cash provided by (used in) financing activities            2,732,863            (2,269,187)
                                                        -----------------     -----------------

Net increase in cash                                              87,883               209,154
Cash at beginning of period                                      268,731                 2,089
                                                        -----------------     -----------------
Cash at end of period                                         $  356,614            $  211,243
                                                        =================     =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued interest to note payable           $ 399,446
Increase in accounts receivable due to deferred                                     $2,000,000
revenue
Reclassification of demo equipment from inventory
to property - net                                              $ 293,398
Note payable in exchange for insurance premium                 $ 125,000

See notes to consolidated financial statements.

                  ADVANCED REMOTE COMMUNICATION SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of the nine months ended September 30, 2002 and 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002.

Restatement - ARCOMS' quarterly report on Form 10-QSB for the three and nine month period ended September 30, 2001 was amended to restate Items 1 and 2 of
Part  I  of  our  original  Form  10-QSB  to  reflect  the  restatement  of  our consolidated financial statements. This restatement relates to certain capitalized software costs and revenue recognition of one particular licensing agreement.

Subsequent to the issuance of our consolidated financial statements for the quarter ended September 30, 2001, we determined that certain software products for which costs had been capitalized had not met the definition of technological feasibility as provided in Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86. Accordingly, we restated our financial statements for this quarter to reflect the presentation of such costs as research and development. The restatement resulted in an increase in research and development expenses of $294,097 and $968,470 for the three and nine months ended September 30, 2001, respectively.

In addition, subsequent to the issuance of our consolidated financial statements for the quarter ended September 30, 2001, we determined that it would have been preferable to recognize a one time license fee ratably over the term of the agreement based on guidance provided by Staff Accounting Bulletin No. 101 issued by the U.S. Securities and Exchange Commission ("SAB No. 101"), rather than recognizing the entire fee upon receipt. The amount of the fee was $1,200,000 all of which we had recognized in the quarter ended March 31, 2001. The term of the agreement is 18 months. The restatement results in an increase to satellite transmission technology revenue of $200,000 for the three months ended September 30, 2001 and a decrease to satellite transmission technology revenue of $733,333 for the nine months ended September 30, 2001.

Business Conditions - Management's Plan to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses applicable to common shareholders of $1,741,200 for the quarter ended September 30, 2002 and net losses applicable to common shareholders of $13,919,070 for the nine months ended September 30, 2002 and additionally had net losses of $4,850,555, $9,111,425, and $926,288 for the years ended December 31, 2001,
2000, and 1999, respectively. The loss for the nine months ended September 30, 2002 includes a non-cash impairment charge of $11,821,590 related to a patent recorded as a result of the acquisition of Enerdyne Technologies, Inc. ("Enerdyne") and a goodwill impairment charge at Boatracs Gulfport ("Gulfport") and OceanTrac Limited ("OceanTrac"). The years ended December 31, 2001 and December 31, 2000 included non-cash impairment charges of $2,300,000 and $6,000,000, respectively, related to goodwill recorded as a result of the acquisition of Enerdyne. In addition, during 2001, 2000, and 1999, the Company undertook significant research and development efforts and refined its marketing and manufacturing processes, all of which contributed significantly to its net losses for those years. At September 30, 2002, the Company had an accumulated deficit of $31,898,506 and at December 31, 2001, the Company had an accumulated deficit of $17,979,592. Working capital was negative $8,573,541 at September 30, 2002 and negative $6,305,639 at December 31, 2001. At September 30, 2002 and December 31, 2001 the Company had classified borrowings from the sellers of Enerdyne as a current liability as the Company was not in compliance with its debt covenants.

As more fully discussed below under "Recapitalization Arrangement," on May 31, 2002, the Company sold shares of its preferred stock for gross proceeds of $4,000,000 and extended the maturity dates of its debt agreements with its bank and the two former owners of Enerdyne. In addition, during the quarter ended September 30, 2002, the Company reduced its work force by 17% and approximately 37% of the remaining workforce had their salaries reduced by 30%. The chief executive officer's salary was reduced by 50%. However, the Company does not have sufficient cash available to fund operations for the next twelve months. In order to continue as a going concern, the Company must raise additional funds, including through possible sale of assets or certain operations and significantly reduce the use of cash in operations.. There can be no assurance that additional funds will be available on acceptable terms, if at all, or that the Company will be able to reduce use of cash in operations to the point where internal cash flow is sufficient to fund operations. (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

Recapitalization Arrangement

On May 31, 2002, the Company entered into an agreement (the "Stock Purchase Agreement") with two private companies (the "Purchasers"). Under the Stock Purchase Agreement, the Company sold an aggregate of 10,667 shares of two newly designated classes of the Company's preferred stock (series C-1 and series C-2), having a total aggregate purchase price of $4,000,000 to the Purchasers pursuant to a private placement exempt from registration under the Securities Act of 1933. As part of the total purchase price, $500,000 was paid through cancellation/conversion of a promissory note that was entered into on May 16, 2002. In addition, the Company offered all existing holders of its Series B Preferred Stock to exchange such shares for shares of a third newly designated class of its preferred stock (series C-3) in a Tender Offer, which closed July 26, 2002. Of the original 351.25 shares of Series B issued, 320 shares converted to Series C-3. The holders of the series C preferred stock are entitled to receive cumulative dividends at the rate of 10% per annum on each outstanding share of series C preferred stock semi-annually payable in either a like class of Series C or cash. The series C preferred ranks senior and prior to all other outstanding stock, including series B preferred. Each share of the newly designated classes of preferred stock is convertible into common stock at $.30 per share for series C-1 preferred stock, $.50 per share for series C-2 preferred stock and $3 per share for series C-3 preferred stock and may be adjusted for certain recapitalization events.

As part of the transaction described above, the Chairman of the Company's Board of Directors resigned his chairmanship as well as the position as chief executive officer and president, and four of the remaining five members of the Company's Board of Directors resigned their directorships. Three new directors were appointed to the Company's Board of Directors, one of whom was also appointed Chairman and Chief Executive Officer. Concurrent with the execution of the Stock Purchase Agreement, the Company's debt agreement with its bank as well as its debt agreements with the two former owners of Enerdyne Technologies, Inc. were modified to extend the maturity dates of the loans and to waive all violations of the relative covenant requirements through the date of the Stock Purchase Agreement (see Note 4).

In conjunction with the Stock Purchase Agreement, the Company entered into an employment contract with the Chief Executive Officer and granted him non statutory stock options to purchase 3,000,000 shares of the Company's common stock.

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

In an unrelated transaction, in September 2002 the Purchasers purchased the Company's line of credit from the original issuing bank. (See Note 4.)

Settlement with QUALCOMM

On June 3, 2002, the Company executed an amendment to a license and distribution agreement ("the Agreement") the Company has with QUALCOMM, Incorporated
("QUALCOMM") and paid QUALCOMM $500,000 in order to reinstate ARCOMS' exclusivity rights under the Agreement. The exclusivity was reinstated through September 30, 2002. In accordance with the amendment, ARCOMS released QUALCOMM and waived any existing or future claims, liabilities, or arguments contesting the number of units to be purchased to meet the minimum purchase requirements for maintaining exclusivity under the Agreement for all periods prior to October 1, 2003. The amendment also defined the revised minimum purchase requirements under the Agreement. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company recorded the payment of $500,000 to QUALCOMM as a contingent liability as of March 31, 2002 with a corresponding increase to selling, general and administrative expenses for the quarter then ended.

Subsequent to June 2002, the Company became delinquent on its accounts payable to QUALCOMM. In December 2002, QUALCOMM informed the Company of its intent to terminate the Agreement unless the Company became current on its financial obligations under the Agreement. In January 2003, the Company reached a settlement with QUALCOMM, which requires the Company to pay its delinquent accounts payable balance of approximately $300,000 at the rate of $35,000 per month, plus interest of 1.5% per month on the delinquent balance, and to remain current on all of its other obligations. QUALCOMM has reserved the right to terminate the agreement without further notice in the event that the Company does not comply with the terms of the settlement.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

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

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative economic trends. During the second quarter, the Company employed outside consultants to perform an independent valuation analysis of the Company's total invested capital. In the analysis of the Company, the consultants utilized valuation techniques and methodologies deemed appropriate under the circumstances. The first step of the valuation test compared the fair value of a reporting unit with its carrying amount to identify potential impairment. If the carrying value of a reporting unit exceeds its fair value, the second step of the test is then performed to measure the amount of any impairment. The fair value of the Company's patent at Enerdyne was determined utilizing an income approach based on a relief from royalty method of valuation. It was concluded that the fair value of the patent was reasonably stated in the amount of $800,000, net of related deferred taxes. Accordingly, the patent was written down to this value, resulting in an asset impairment charge of $11,277,535 in the quarter ended June 30, 2002. Goodwill was also evaluated and the Company recorded an impairment charge to goodwill at Boatracs Gulfport and Canada in the aggregate amount of $544,055 in the quarter ended June 30, 2002 after evaluating the current technology at Gulfport and projected future sales at both locations. With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all other acquired intangible assets to make any necessary amortization period adjustments. No amortization period adjustments were necessary.

                                             As of September 30, 2002
                                Gross Carrying Amount   Accumulated Amortization
Amortized Intangible Assets
      Patent                           $1,633,323            $     1,752

      Non-compete Agreements              125,000                 87,970
                                        ---------             ----------
      TOTAL                            $1,758,323            $   149,722
                                        =========             ==========
Unamortized Intangible Asset
      Goodwill                         $8,173,495            $ 3,283,412
                                        =========             ==========
                Aggregate Amortization Expense:
                For the quarter ended September 30, 2002         $68,776


           Estimated Amortization Expense:
           For year ending December 31, 2002         $948,420
           For year ending December 31, 2003         $205,560
           For year ending December 31, 2004         $180,085
           For year ending December 31, 2005         $177,780
           For year ending December 31, 2006         $177,780


The following  table  reflects the  reconciliation  of reported net loss and net
loss  per  share  to  the  amounts   adjusted  for  the  exclusion  of  goodwill
amortization (in thousands):

                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                                 2002                2001               2002             2001

 Loss applicable to common                    $(1,741)              $(543)           $(13,919)        $(1,789)
 shareholders
 Add Back: Goodwill Amortization                    0                 222                   0             667
                                               ------                ----              ------           -----
 Adjusted Net Loss                            $(1,741)              $(321)           $(13,919)        $(1,122)
                                               ======                ====              ======           =====

 Basic and Diluted Loss Per Share:              $(.08)              $(.03)             $(.66)           $(.08)
 Add Back:  Goodwill Amortization                   0                 .01                  0              .03
                                               ------                ----              ------           -----
 Adjusted Net Loss                              $(.08)              $(.02)             $(.66)           $(.05)
                                               ======                ====              ======           =====

NOTE 3 - BALANCE SHEET DETAILS

                                                 9/30/2002           12/31/2001
                                              --------------      --------------
Accounts receivable                              $3,037,461          $3,936,044
   Less allowance for doubtful accounts            (323,741)           (125,235)
                                                  ---------          ----------
                                                 $2,713,720          $3,810,809
                                                  =========          ==========
Inventory:
     Raw materials                                 $886,766            $927,575
     Work in progress                                41,750             270,242
     Finished goods                                 236,863             463,186
                                                  ---------           ---------
                                                 $1,165,379          $1,661,003
    Less allowance for obsolete inventory          (158,238)            (88,059)
                                                  ---------           ---------
                                                 $1,007,141          $1,572,944
                                                  =========           =========
Property:
    Computers and equipment                      $1,738,853          $1,357,615
    Furniture and fixtures                          219,953             219,953
    Leasehold improvements                           84,531              84,531
                                                  ---------           ---------
                                                  2,043,337           1,662,099
        Less accumulated depreciation            (1,504,476)         (1,174,697)
                                                  ---------           ---------
                                                 $  538,861          $  487,402
                                                  =========           =========

Goodwill                                         $8,173,495          $9,102,022
    Less accumulated amortization                (3,283,412)         (3,667,884)
                                                  ---------           ---------
                                                 $4,890,083          $5,434,138
                                                  =========           =========

Patent                                           $1,633,323         $18,299,990
     Less accumulated amortization                  (61,752)         (4,692,000)
                                                  ---------          ----------
                                                 $1,571,571         $13,607,983
                                                  =========          ==========
NOTE 4 - LINE OF CREDIT AND NOTES PAYABLE

In September 2002, the Purchasers purchased the Company's line of credit from the original issuing bank. The Company is required to meet certain restrictive financial and operating covenants under the line of credit. Under the Loan Modification Agreement (see Note 1), the bank replaced certain of the existing covenants with new covenants. At September 30, 2002 the Company was not in compliance with the new covenants. The interest rate at September 30, 2002 was 6.5% and the balance on the line of credit was $1,500,000.

The Loan Modification Agreement prohibits the Company from making principal payments on notes payable to the two former owners of Enerdyne Technologies, Inc. and has further prohibited making any future principal payments on the notes until the balance of the line of credit has been fully paid. The maturity dates of the notes have been extended through January 1, 2004, and the note-holders permanently waived all events of default through May 29, 2002. The balance of the loans at September 30, 2002 was approximately $4,752,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In October 2001, the Company received approximately $1.4 million satisfying in full an obligation to be paid future guaranteed royalty payments totaling $2 million. The future guaranteed royalty payments had been due to be paid at specified dates in 2003 and 2004. The $1.4 million received may be applied by the payer against any royalties or certain purchases owed to the Company up to the original amount of future guaranteed royalty payments of $2 million though November 2004, adjusted for interest at 15 percent per annum. The Company has not accrued for this potential contingency and does not believe it is probable that the payment will be applied to royalties or purchases in the future.

NOTE 6 - GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates three reportable business segments: communications, video compression and satellite transmission technology. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The communications segment consists of the operations of Boatracs, Boatracs Gulfport, ARCOMS Europe and OceanTrac Limited . The communications segment has exclusive distribution rights in the United States for marine application of the OmniTRACS(R) system of satellite-based communication and tracking systems manufactured by QUALCOMM Incorporated ("QUALCOMM"). In addition, the Company's wholly owned subsidiaries, Europe and OceanTrac, have agreements with QUALCOMM's authorized service providers in Europe and Canada for marine distribution of OmniTRACS(R) in parts of Europe and Canada. Gulfport is a provider of software applications and service solutions to the commercial work boat and petroleum industries, including customers of Boatracs.

The video compression segment consists of the operations of Enerdyne. Enerdyne is a provider of versatile, high performance digital video compression products and multiplexing equipment to government and commercial markets.

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

Information by business segment for the three months ended September 30, 2002 is set forth below.


                            Commun-               Video                Satellite
                           Ications            Compression            Technology            Consolidated
                        ----------------     ----------------      ------------------      ---------------

 Revenues                   $1,634,301            $727,276            $2,123,446             $4,485,023
 (Loss) from
 operations                  $(101,876)          $(724,816)            $(493,742)           $(1,320,434)
 Interest expense, net         $10,898            $118,737               $13,496               $143,131
 Depreciation and
 amortization                  $24,339             $89,677               $26,524               $140,540

Information by business segment for the three months ended September 30, 2001 is set forth below.

                            Commun-               Video               Satellite
                            ications           Compression           Technology            Consolidated
                       ----------------     ----------------     ------------------        -------------

Revenues                    $1,637,057            $707,546            $1,652,113             $3,996,716
Income (loss) from
operations                    $313,032           $(775,659)            $(129,110)             $(591,737)
Interest expense, net          $10,365             $82,526               $10,502               $103,393
Depreciation and
amortization                   $53,160            $396,188              $153,242               $602,590


Information by business segment for the nine months ended September 30, 2002 is set forth below.

                           Commun-               Video               Satellite
                          Ications            Compression           Technology            Consolidated
                       ----------------     ----------------     ------------------       -------------

Revenues                    $4,924,604          $2,635,589            $3,933,391           $11,493,584
(Loss) from
operations                   $(430,465)        $(3,255,430)          $(1,530,899)          $(5,216,794)
(excluding asset
Impairment)
Asset impairment              $544,055         $11,277,535                     0           $11,821,590
Interest expense, net          $44,891            $348,230               $35,187              $428,308
Depreciation and
amortization                   $78,430            $991,319               $77,836            $1,147,585
Total assets                $1,438,128          $3,753,893            $6,744,567           $11,936,588


Information by business segment for the nine months ended September 30, 2001 is set forth below.

                           Commun-               Video               Satellite
                          Ications            Compression           Technology            Consolidated
                       ----------------     ----------------     ------------------       ------------

Revenues                    $5,081,656          $1,823,891            $4,823,257           $11,728,804
Income (loss) from
operations                    $833,882         $(2,445,560)            $(201,180)          $(1,812,858)
Interest expense, net          $44,697            $390,221               $43,425              $478,343
Depreciation and
amortization                  $161,975          $1,172,669              $467,420            $1,802,064
Total assets                $2,547,468         $20,283,121            $9,219,961           $32,050,550


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

                   Three months ended 9/30/02        Three months ended 9/30/01
                                  Long                                  Long
                Revenues      Lived Assets        Revenues          Lived Assets


United States   $2,244,362      $2,392,280       $2,301,909         $15,364,874
International    2,240,661               0        1,694,807               2,366
                 ---------       ---------        ---------          ----------
Total           $4,485,023      $2,392,280       $3,996,716         $15,367,240
                 =========       =========        =========          ==========

                                      Nine months ended        Nine months ended
                                           9/30/02                  9/30/01
                                          Revenues                  Revenues
     United States                      $  6,984,046              $  6,692,723
     International                         4,509,538                 5,036,081
                                          ----------                ----------
     Total                               $11,493,584               $11,728,804
                                          ==========                ==========
NOTE 7 - SUBSEQUENT EVENTS

In January 2003, the Company signed an "Agreement of Mutual General Release" ("the Agreement") with a financial advisor (see Part 11, Item 1 - Legal Proceedings) in full and final settlement of a claim previously made by the advisor. Pursuant to the Agreement, the Company will pay the advisor $100,000 commencing January 2003 in ten equal installments of $10,000 each. In addition, the Company issued a stock warrant to purchase 200,000 shares of the Company's common stock at a price of $.21 per share. The warrant expires in October 2007 and is valued at $15,650. At September 30, 2002 the Company had accrued a total expense of $115,000 in connection with the claim.

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

As discussed under Note 2, effective January 1, 2002, the Company adopted SFAS No. 142 and reassessed the useful lives and residual values of all acquired intangible assets. In the quarter ended June 30, 2002, the Company determined that the value recorded for a patent was impaired utilizing an income approach based on a relief from royalty method of valuation. As a result, the Company recognized an impairment loss to the patent of $11,277,535 prior to a tax benefit of $4,130,079 in the quarter ended June 30, 2002. In addition, the Company recorded an impairment to goodwill recorded at Boatracs Gulfport and Canada in the aggregate amount of $544,055 due to an evaluation of the technology being used at Gulfport and future projected sales at both locations.

For the three months ended September 30, 2002 and 2001

Total revenues for the quarter ended September 30, 2002, were $4,485,023 an increase of $488,307 or 12% compared to total revenues of $3,996,716 for the quarter ended September 30, 2001.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $1,634,301 or 36% of total revenues for the quarter ended September 30, 2002, compared to $1,637,057 or 41% of total revenues for the quarter ended September 30, 2001. Revenues from the sale of Boatracs systems are recognized under SAB No. 101 over a three-year period, the estimated period of time the Company provides messaging services to its customers. Included in communications revenues are revenues from data transmission and messaging revenues, which remained relatively constant and software revenues, which decreased 68%.

Video compression revenues were $727,276 or 16% of total revenues for the quarter ended September 30, 2002, an increase of $19,730 or 3%, compared to $707,546 or 18% of total revenues in the prior comparable quarter. The increase was primarily due to the completion of engineering and the sale of new products.

Revenues from satellite transmission technology were $2,123,446 or 47% of total revenues for the quarter ended September 30, 2002 compared to revenues of $1,652,113 or 41% of total revenues in the third quarter of 2001. The increase in revenues of $471,333 or 29% is due primarily to an increase in system integration revenues derived from a single contract.

Communications expenses were $748,461 or 46% of communications revenues for the quarter ended September 30, 2002, an increase of $98,135 or 15%, compared to $650,326 which represented 40% of communications revenue in the comparable quarter of the prior year. Overall, gross margin for communications decreased 6% to 54% from 60%, primarily due to the reduction in high margin software revenues.

Video compression expenses were $165,967 or 23% of video compression revenues for the quarter ended September 30, 2002 a decrease of $15,080 or 8% compared to $181,047 or 26% of video compression revenues in the same period of the prior year. Gross margin increased 3% to 77% in the third quarter compared to 74% gross margin in the same quarter of the prior year.

Satellite transmission technology expenses were $1,727,011 or 81% of satellite transmission technology revenues for the quarter ended September 30, 2002, an increase of $822,415 or 91%, compared to $904,596 or 55% of satellite transmission technology revenues in the prior year third quarter. The gross margin decreased 26% to 19% from 45% in the prior year primarily due to increased system integration contracts which had a lower margin compared to the quarter ended September 30, 2001 which had greater royalty revenues with no related cost of sales expenses.

Selling, general and administrative expenses were $3,099,668 or 69% of total revenues for the quarter ended September 30, 2002, an increase of $584,077 or 23%, compared to $2,515,591 or 63% of total revenues in the prior comparable quarter. Salary expense increased by approximately $300,000 due primarily to severance agreements recorded in the third quarter. In August 2002, the Company reduced its work force by 17%. In addition, highly paid employees' salaries were reduced by 30% and the Chief Executive Officer's salary was reduced by 50%. General office expenses increased $176,180 primarily due to the write off of unamortized bank fees and moving expenses in connection with the relocation of the corporate office to El Cajon, California. Insurance expense increased $118,566 due to overall increases in director and officer liability, workers compensation and health insurance. Amortization expense decreased $463,062 to $71,764 due to the implementation SFAS No. 141 which eliminates the amortization of goodwill and a $11.3 million write down of a patent in the quarter ended June 30, 2002 further reducing amortization expense.

Research and development expenses were $64,350 or 1% of total revenues for the quarter ended September 30, 2002, a decrease of $272,543 or 81% compared to research and development expenses of $336,893 or 8% of total revenues in the prior comparable quarter. Research and development expenses for the quarter ended September 30, 2001 have been restated (Note 1). The decrease in research and development expenses is due to completion of product development programs and to the use of engineering personnel in system integration activities.

Interest expense, net was $143,131 for the third quarter of 2002 and $103,393 for the third quarter of 2001, an increase of $39,738 or 38%.

The income tax expense for the quarter ended September 30, 2002 was $99,041 compared to an income tax benefit of $152,512 the prior comparable quarter.

For the nine months ended September 30, 2002 and 2001

Total revenues for the nine months ended September 30, 2002, were $11,493,584 a decrease of $235,220 or 2% compared to total revenues of $11,728,804 for the nine months ended September 30, 2001.

Communications revenues, which consist of revenues from the sale of Boatracs systems, software and data transmission and messaging, were $4,924,604 or 43% of total revenues for the nine months ended September 30, 2002, a decrease of $157,052 or 3% compared to $5,081,656 or 43% of total revenues for the nine months ended September 30, 2001. Revenues from the sale of Boatracs systems are recognized under SAB No. 101 over a three-year period, the estimated period of time the Company provides messaging services to its customers. Included in communications revenues are revenues from data transmission and messaging which decreased by 3% and software revenues which decreased by 28% in the nine months ended September 30, 2002.

Video compression revenues were $2,635,589 or 23% of total revenues for the nine months ended September 30, 2002, an increase of $811,698 or 45%, compared to $1,823,891 or 16% of total revenues in the prior comparable period. The increase was primarily due to increased sales of newly engineered products to commercial markets and increased orders for existing products from Enerdyne's military customers.

Revenues from satellite transmission technology were $3,933,391 or 34% of total revenues for the nine months ended September 30, 2002 compared to revenues of $4,823,257 or 41% of total revenues in the nine months ended September 30, 2001. The decrease in revenues of $889,866 or 18% is due primarily to a reduction of $600,382 in royalty revenues for the nine months ended September 30, 2002 compared to the prior comparable period. Royalty revenues for 2001 have been restated (Note 1).

Communications expenses were $2,188,292 or 44% of communications revenues for the nine months ended September 30, 2002, an increase of $50,951 or 2%, compared to $2,137,341 which represented 42% of communications revenue in the comparable quarter of the prior year. Overall, gross margin for communications decreased by 2% to 56%.

Video compression expenses were $917,669 or 35% of video compression revenues for the nine months ended September 30 2002, an increase of $464,015 or 102% compared to $453,654 or 25% of video compression revenues in the same period of the prior year. Gross margin decreased 10% to 65% in the nine months ended September 30, 2002 compared to a 75% gross margin in the same period of the prior year due to increased costs of a long term project and the write off of obsolete inventory in the second quarter of 2002.

Satellite transmission technology expenses were $2,612,788 or 66% of satellite transmission technology revenues for the nine months ended September 30, 2002, an increase of $439,640 or 20%, compared to $2,173,148 or 45% of satellite transmission technology revenues in the prior nine month period. The decrease in gross margin of 21% to 34% from 55% in the prior year relates primarily to a reduction in royalty revenues for the nine months ended September 30, 2002 compared to the prior period which do not have associated costs of goods sold and a reduction in margins on system integration revenues.

Selling, general and administrative expenses were $10,491,559 or 91% of total revenues for the nine months ended September 30, 2002, an increase of $2,822,863 or 37%, compared to $7,668,696 or 65% of total revenues in the prior comparable period. Salaries and related benefits increased by approximately $1.5 million, primarily due to accrual of severance costs for terminated employees and to shifting of engineering efforts from research and development activities. Other increases in selling, general and administrative expenses were in bad debt expense, consulting and general office expenses, and the recognition of costs associated with the modification of the terms of previously issued options and warrants and consulting fees associated with the Recapitalization Arrangement (Note 1). In addition, the Company paid Qualcomm $500,000, to settle distribution exclusivity issues (see Note 1). Amortization expense decreased by $1,258,704 to $325,022 due to the implementation SFAS No. 141, which eliminates the amortization of goodwill and a $11.3 million write off of a patent in the second quarter of 2002 million further reducing amortization expense.

Research and development expenses were $500,070 or 4% of total revenues for the nine months ended September 30, 2002, a decrease of $608,753 or 55% compared to research and development expenses of $1,108,823 or 9% of total revenues in the prior comparable period. Research and development expenses for the nine months ended September 30, 2002 includes $150,400 of previously capitalized patent and software development costs. Of this amount, $81,928 relates to a software project that attained technological feasibility in 1999, but was abandoned in the quarter ended June 30, 2002. The remaining $68,471 relates to projects where the Company determined that the net realizable value was less than the amount capitalized. Research and development expenses for the nine months ended September 30, 2001 have been restated (Note 1).

Interest expense, net was $428,308 for the nine month period ended September 30, 2002 and $478,343 for the nine month period ending September 30, 2001, a decrease of $50,035 or 10% due primarily to the repayment of the Company's term note with a bank in the second quarter of 2001.

The income tax benefit for the nine months ended September 30, 2002 was $3,787,561 compared to an income tax benefit of $502,690 in the prior comparable period. The income tax benefit for the nine months ended September 30, 2002 included the reduction of deferred taxes related to values recorded for a patent, which was written down substantially.

Liquidity and Capital Resources

The Company's cash balance at September 30, 2002 was $356,614, an increase of $87,883 compared to the December 31, 2001 cash balance of $268,731. At September 30, 2002, working capital was negative $8,573,541 an increase in negative working capital of $2,267,902 from the negative working capital of $6,305,639 at December 31, 2001. Cash of $2,557,141 was used in operating activities, cash of $87,839 was used in investing activities and cash of $2,732,863 was provided by financing activities in the first nine months of 2002.

To date, the Company has financed its working capital needs through private loans, bank debt, the issuance of common and preferred stock and cash generated from operations. On May 31, 2002, the Company sold shares of its preferred stock for gross proceeds of $4,000,000 and extended the maturity dates of its debt agreements on a line of credit and to the two former owners of Enerdyne. (See
Note 1.)

The report of independent auditors on the Company's December 31, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Although the Company has entered into a recapitalization arrangement (see Note 1) under which it received additional financing and restructured its current debt arrangements, the Company does not have sufficient cash available to fund operations for the next twelve months. In order to continue as a going concern, the Company must raise additional funds and significantly reduce operating expenses. There can be no assurance that additional funds will be available on acceptable terms, if at all, or, in the absence of external funding that the Company will be able to reduce operating expenses to the point where internal cash flow is sufficient to fund operations. It is likely that any external funding, either debt or equity, will be on terms that could result in substantial dilution to common stockholders. If unable to achieve its fund-raising or operating expense reduction goals, the Company's ability to conduct its business would be materially adversely affected.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material changes in information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal proceedings to which the Company is a party and which may have an adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2001 the Company was in default under its existing revolving credit facility and subordinated notes due to failure to meet certain financial ratio covenants and as such, balances were classified as current. In May 2002, we entered into an amendment to our credit facility and subordinated notes, which, among other provisions, waived the defaults that existed at December 31, 2001 and reset all covenants for 2002 and subsequent years and as such, the balances were reclassified as long-term and current. At September 30, 2002 the Company was not in compliance with the revised covenants and accordingly the long-term debt has been classified as current. For further information see Note 4 to the condensed consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2002 the Company held its Annual Meeting of Stockholders in El Cajon, California. The following directors were elected:

                            SHARES
                            AUTHORIZED
 DIRECTOR                   TO VOTE:         VOTES FOR            VOTES AGAINST
 Elected by Series C-1 and C-2 Preferred Stockholders:

 Brandon Nixon              10,763,441       10,763,441                0
 Joseph Niehaus             10,763,441       10,763,441                0

 Elected by Series C-3 Preferred Stockholders:

 Harvey Gettleson            1,068,482        1,060,856                0

 Elected by shareholders of all classes of stock:

 Michael Silverman          33,190,149       24,477,141             3,219,317
 Mohammed Abutaleb          33,190,149       24,493,214             3,203,244

In addition, an amendment to the ARCOMS 1996 stock option plan was approved, increasing the number of available shares in the plan to 7,500,000 from 6,000,000.

    AUTHORIZED
    TO VOTE                    FOR               AGAINST
    33,190,149             19,139,055           3,853,139

There were no other proposals at the meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

In June 2002, the Company filed Form 8-K advising the Securities and Exchange Commission of a change in control. Amendment No. 1 to the 8-K was filed July 19, 2002 and Amendment No. 2 was filed August 26, 2002.

Exhibits

99.1     Written Statement of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350.
99.2     Written Statement of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350.
99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
99.4     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.






                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                   ADVANCED REMOTE COMMUNICATION SOLUTIONS, Inc. Registrant

January 27, 2003                   /s/ BRANDON L. NIXON
Date                               BRANDON L. NIXON
                                   CHIEF EXECUTIVE OFFICER
                                   CHAIRMAN

January 27, 2003                    /s/ PAUL WICKMAN
Date                               CHIEF FINANCIAL OFFICER

EXHIBIT 99.1


                Written Statement of the Chief Executive Officer
                          Pursuant to 18 U.S.C. ss.1350

Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned Brandon L. Nixon of Advanced Remote Communication Solutions, Inc. (the "Company"), hereby certify, that to the best of my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ BRANDON L. NIXON,
Chief Executive Officer

January 27, 2003





EXHIBIT 99.2


                Written Statement of the Chief Financial Officer
                          Pursuant to 18 U.S.C. ss.1350

Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned Paul P. Wickman of Advanced Remote Communication Solutions, Inc. (the "Company"), hereby certify, that to the best of my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ PAUL P. WICKMAN
Chief Financial Officer

January 27, 2003

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Brandon L. Nixon, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Remote Communications Solutions, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a statement of material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 27, 2003


Signed:




/s/ BRANDON L. NIXON
Chief Executive Officer

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Paul P. Wickman, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Remote Communications Solutions, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a statement of material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 27, 2003


Signed:



/s/ PAUL P. WICKMAN
Chief Financial Officer